Form 10-Q
period 2026-06-30
WhiteHawk Minerals Corp.
filed 2026-08-13
CIK 1921603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43337

WhiteHawk Minerals Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	88-0862160
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Market Street, Suite 910 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 484-3412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001	WHK	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2026, the registrant had 23,795,450 shares of Class A common stock, $0.0001 par value per share, outstanding and there was 3,750,000 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITEHAWK MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$13,229	$28,989
Accounts receivable	8,637	10,176
Short-term derivative asset	8,532	5,349
Other current assets	2,150	1,410
Total current assets	32,548	45,924
Natural gas and oil mineral interests, net - successful efforts method	477,633	460,586
Other property and equipment, net	215	275
Other assets	7,892	353
Total assets	$518,288	$507,138
Liabilities, mezzanine equity and shareholders' equity:
Current liabilities:
Accounts payable	$9,020	$1,177
Accrued liabilities	3,300	1,158
Accrued dividends	-	7,516
Senior notes, current portion	-	6,275
Earnout liability, current portion	10,841	-
Operating lease liabilities, current portion	179	176
Total current liabilities	23,340	16,302
Senior notes, net of unamortized debt issuance costs	68,070	227,985
Deferred tax liability	-	21,329
Operating lease liabilities, net of current portion	31	121
Earnout liability, net of current portion	15,076	-
Long-term derivative liability	801	4,669
Asset retirement obligation	329	316
Total liabilities	107,647	270,722
Commitments and contingencies (See Note 14)
Mezzanine equity:
Series B Preferred stock, $0.0001 par value; 400,000 shares authorized; 46,483 and 35,524 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively, redemption value $46,483 and $35,524, respectively	34,763	27,662
Equity:
Class A common stock, $0.0001 par value; 250,000,000 and 7,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 23,795,450 and 6,518,383 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Class T common stock, $0.0001 par value; 0 and 100,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 0 and 66,830 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Class I common stock, $0.0001 par value; 0 and 9,100,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 0 and 8,050,883 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Class B common stock; $0.0001 par value; 100,000,000 and 0 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 3,750,000 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid in capital	333,792	223,900
Accumulated deficit	(55,299)	(15,146)
Stockholders equity in WhiteHawk Minerals Corp.	278,493	208,754
Non-controlling interest	97,385	-
Total equity	375,878	208,754
Total liabilities, mezzanine equity and equity	$518,288	$507,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Royalty revenue	$17,813	$10,306	$43,429	$18,345
Gain (loss) on commodity derivative instruments	10,984	10,726	5,675	1,852
Lease bonus and other revenue	280	85	797	87
Total revenue	29,077	21,117	49,901	20,284
Operating expenses:
General and administrative	4,379	9,596	7,971	10,487
Management fees	15,841	2,173	18,822	3,596
Depletion, depreciation and accretion	10,198	5,978	19,863	9,177
Total operating expenses	30,418	17,747	46,656	23,260
Operating income (loss)	(1,341)	3,370	3,245	(2,976)
Other expense:
Loss on extinguishment of debt	21,722	3,839	21,722	3,839
Change in fair value of earnout liability	1,694	-	1,694	-
Interest expense, net	5,034	4,345	11,031	6,092
Income (loss) before income taxes	(29,791)	(4,814)	(31,202)	(12,907)
Provision for (benefit from) income taxes	9,414	(4,595)	9,066	(4,595)
Net income (loss)	(39,205)	(219)	(40,268)	(8,312)
Net (income) loss attributable to non-controlling interests	115	-	115	-
Earnings allocated to participating securities	(4,420)	(2,367)	(5,507)	(3,540)
Net income (loss) attributable to common stockholders	$(43,510)	$(2,586)	$(45,660)	$(11,852)

Net Income (loss) per common share attributable to common stockholders:
Common shares - basic and diluted	$(2.54)	$(0.47)	$(2.86)	$(2.34)
Weighted average number of shares outstanding:
Common shares - basic and diluted	17,144	5,461	15,948	5,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY

(In thousands)

(Unaudited)

six months ended June 30, 2026

	Mezzanine Equity				Equity
	Series B Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class T Common Stock		Class I Common Stock		Class B Common Stock				Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non- Controlling Interest	Earnings (Accumulated Deficit)	Total Equity
Balance at December 31, 2025	35	$27,662	-	$-	6,518	$-	67	$-	8,051	$-	—	$-	$223,900	-	$(15,146)	$208,754
Issuance of common stock	-	-	-	-	147	-	-	-	110	-	—	-	6,133	-		6,133
Common stock redemption	-	-	-	-	(5)	-	-	-	-	-	-	-	(109)	-	-	(109)
Issuance of Series B Preferred Stock	14	13,105	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series D Preferred Stock	-	-	37	37,780	-	-	-	-	-	-	-	-	-	-	-	-
Stock receivable	-	(1,106)	-	(750)	-	-	-	-	-	-	-	-	-	-	-	-
Equity issuance costs	-	(1,223)	-	-	-	-	-	-	-	-	-	-	(534)	-	-	(534)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(4,661)	-	-	(4,661)
Preferred stock dividends	-	(795)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	483	-	-	483
Dividend equivalent rights paid	-	-	-	-	-	-	-	-	-	-	-	-	(26)	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,063)	(1,063)
Balance at March 31, 2026	49	$37,643	37	$37,030	6,660	$-	67	$-	8,161	$-	—	$-	$225,186	$-	$(16,209)	$208,977
Issuance of common stock	-	-	-	-	249	-	-	-	194	-	-	-	10,594	-	-	10,594
Common stock redemption	-	-	-	-	(9)	-	-	-	(26)	-	-	-	(745)	-	-	(745)
Vested restricted stock grants	-	-	-	-	19	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series B Preferred Stock	8	8,619	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series D Preferred Stock	-	-	-	750	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series B Preferred Stock	(10)	(10,182)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series D Preferred Stock	-	-	(37)	(37,768)	-	-	-	-	-	-	-	-	(3,034)	-	-	(3,034)
Initial public offering	-	-	-	-	8,480	-	-	-	-	-	-	-	220,468	-	-	220,468
Reclassification	-	-	-	-	8,396	-	(67)	-	(8,329)	-	-	-	-	-	-	-
Internalization (Note 3)	-	-	-	-	-	-	-	-	-	-	3,750	-	(97,303)	97,500	-	197
Equity issuance costs	-	(853)	-	(12)	-	-	-	-	-	-	-	-	(22,272)	-	-	(22,272)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	-	(1)
Preferred stock dividends	-	(464)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	925	-	-	925
Dividend equivalent rights paid	-	-	-	-	-	-	-	-	-	-	-	-	(26)	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(115)	(39,090)	(39,205)
Balance at June 30, 2026	47	$34,763	—	$—	23,795	$-	—	$-	—	$-	3,750	$-	$333,792	$97,385	$(55,299)	$375,878

six months ended June 30, 2025

	Mezzanine Equity						Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class T Common Stock		Class I Common Stock			Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Earnings (Accumulated Deficit)	Total Equity
Balance at December 31, 2024	19	$13,308	10	$7,917	-	$-	2,635	$-	38	$-	1,918	$-	$82,128	$(11,561)	$70,567
Issuance of common stock	-	-	-	-	-	-	113	-	6	-	89	-	4,979	-	4,979
Issuance of Series B Preferred Stock	-	-	4	4,287	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series C Preferred Stock	-	-	-	-	56	56,000	-	-	-	-	-	-	-	-	-
Redemption of Series A Preferred Stock	(19)	(12,514)	-	-	-	-	-	-	-	-	-	-	(6,486)	-	(6,486)
Equity issuance costs	-	-	-	(460)	-	-	-	-	-	-	-	-	(270)	-	(270)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(2,247)	-	(2,247)
Preferred stock dividends	-	(794)	-	(370)	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,093)	(8,093)
Balance at March 31, 2025	-	$-	14	$11,374	56	$56,000	2,748	$-	44	$-	2,007	$-	$78,104	$(19,654)	$58,450
Issuance of common stock	-	-	-	-	-	-	848	-	6	-	3,615	-	103,830	-	103,830
Common stock redemption	-	-	-	-	-	-	(6)	-	-	-	-	-	(140)	-	(140)
Issuance of Series B Preferred Stock	-	-	5	4,088	-	-	-	-	-	-	-	-	-	-	-
Equity issuance costs	-	-	-	(392)	-	-	-	-	-	-	-	-	(2,734)	-	(2,734)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(3,809)	-	(3,809)
Preferred stock dividends	-	-	-	(310)	-	(2,041)	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(219)	(219)
Balance at June 30, 2025	-	$-	19	$14,760	56	$53,959	3,590	-	50	-	5,622	-	175,251	(19,873)	155,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$(40,268)	$(8,312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on commodity derivative instruments	(7,051)	(370)
Depletion, depreciation and accretion	19,863	9,177
Stock-based compensation	1,408	-
Amortization of debt issuance costs	496	364
Loss on extinguishment of debt	21,722	3,839
Change in fair value of earnout liability	1,694	-
Deferred income taxes	5,932	(4,595)
Changes in operating assets and liabilities (net of assets and liabilities acquired)
Accounts receivable	1,539	(4,371)
Other current assets	(740)	(801)
Other assets	(274)	1,097
Accounts payable	7,842	(830)
Accrued liabilities and other liabilities	(5,461)	833
Net cash provided by (used in) operating activities	6,702	(3,969)
Cash flows from investing activities:
Purchases of oil and gas properties, net of post-close adjustments	(36,836)	(115,003)
Internalization, net of cash acquired	(2,882)	-
Acquisition of PHX, net of cash acquired	-	(192,782)
Net cash provided by (used in) investing activities	(39,718)	(307,785)
Cash flows from financing activities:
Proceeds from Senior Notes	-	186,000
Repayment of Senior Notes	(187,410)	(3,250)
Deferred financing costs	(8,222)	(5,712)
Proceeds from the issuance of common stock, net	214,389	105,805
Proceeds from the issuance of Series B preferred stock, net	18,541	7,520
Proceeds from the issuance of Series C preferred stock, net	-	56,000
Proceeds from the issuance of Series D preferred stock, net	37,768	-
Common stock redemptions	(854)	(140)
Series A Preferred Stock redemptions	-	(19,000)
Series B Preferred Stock redemptions	(10,182)	-
Series D Preferred Stock redemptions	(37,780)	-
Dividends paid to Series A Preferred Stock	-	(794)
Dividends paid to Series B Preferred Stock	(1,258)	(615)
Dividends paid to Series C Preferred Stock	-	(2,041)
Dividends paid to Series D Preferred Stock	(3,022)	-
Dividends paid to common stock	(4,662)	(4,393)
Dividend equivalent rights paid	(52)	-
Net cash provided by (used in) financing activities	17,256	319,380
Net increase (decrease) in cash and cash equivalents	(15,760)	7,626
Cash and cash equivalents, beginning of period	28,989	5,330
Cash and cash equivalents, end of period	$13,229	$12,956
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,954	$5,915
Cash paid for income taxes	$1,898	$-
Non-cash investing and financing activities:
Dividends paid to common stockholders through common stock issuances pursuant to distribution reimbursement plan	$1,534	$-
Change in dividends declared but not yet paid	$(7,542)	$1,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Presentation

Organization and Description of Business

WhiteHawk Minerals Corp. (the “Company” or “WhiteHawk” formerly known as WhiteHawk Income Corporation) was formed in February 2022 to acquire, own and manage mineral interests with the objective of generating cash flow from operations that can be distributed to shareholders as dividends and reinvested to expand our base of cash flow generating assets. WhiteHawk is governed by a board of directors (the “Board”). The Company’s primary business objective is to provide a return to investors by owning and acquiring mineral interests in natural gas resources across the U.S. and distributing a meaningful portion of our cash flow to investors as dividends with the potential for capital appreciation.

In March 2025, the Company doubled its ownership interests in the natural gas mineral assets of Three Rivers Royalty, LLC (the “Seller”) located in southwestern Pennsylvania by purchasing the remaining 50% undivided interest in certain natural gas mineral assets of the Seller for $118.0 million (“Three Rivers Acquisition”).

On June 23, 2025, following the completion of the previously announced tender offer, the Company completed the acquisition of PHX Minerals Inc. (“PHX”) through a merger pursuant to the Agreement and Plan of Merger (“Merger Agreement”), dated May 8, 2025, by and among WhiteHawk Merger Sub, Inc., Whitehawk Acquisition, Inc. (“ Merger Parent”) and PHX (“PHX Merger”). Upon completion of the merger, PHX became a wholly owned subsidiary of Merger Parent, a wholly owned subsidiary of the Company. The Company acquired PHX in an all-cash transaction that valued PHX at $4.35 per share, or a total value of approximately $194.8 million, including PHX’s net debt.

In March 2026, the Company entered into a definitive purchase and sale agreement to acquire natural gas mineral and royalty interests primarily located in the Haynesville Shale in Louisiana and East Texas (“Haynesville Assets”) for approximately $33.0 million. The transaction closed in April 2026.

In addition to our strategic acquisitions of larger, consolidated natural gas mineral packages, we launched a dedicated “ground game” in 2025 that has become an important component of our growth strategy. During the six months ended June 30, 2026, we have completed 16 such transactions totaling approximately $6.8 million. We expect the ground game to remain a component of our acquisition strategy, with the goal of adding scale consistent with our existing portfolio quality.

On June 9, 2026, the Company consummated an Initial Public Offering (“IPO”) of 8,479,532 Class A Common Stock at $26.00 per share (“Class A Common Stock”), which includes the partial exercise of the underwriters’ over-allotment option of 779,532 Class A Common Stock, generating gross proceeds of $220.5 million. Transaction costs amounted to $21.7 million, consisting of $15.4 million of underwriting fees and $6.3 million of other offering costs.

In conjunction with the IPO, the Company entered into a Contribution Agreement with WhiteHawk Minerals, LLC (“Management Contributor”) for the contribution of all of the outstanding interests in WhiteHawk Management, LLC and WhiteHawk Energy Services LLC (together “ManagementCo”) to WhiteHawk Income Operating Partnership, L.P. (“OpCo”), a subsidiary of the Company, in exchange for common units (“OpCo Interests”) for a total purchase price of $130.0 million (the “Internalization”). After the closing of the Internalization, Management Co became a wholly owned subsidiary of OpCo and includes the personnel that historically managed our business on behalf of ManagementCo. The Company is now internally managed and operated by our executive officers and other employees (See Note 3—Internalization).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements, have been included. All intercompany balances and transactions are eliminated in consolidation.

The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, issued on March 31, 2026, except for Note 3, as to which the date is May 6, 2026.

Principles of Consolidations

These consolidated financial statements reflect the financial condition, results of operations, cash flows and changes in shareholders’ equity of the Company and its consolidated subsidiaries, OpCo, WhiteHawk Income Marcellus, LLC, WhiteHawk Income Haynesville, LLC, WhiteHawk Acquisition, LLC, WhiteHawk VF, LLC and PHX Minerals LLC for the periods presented. All intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represent unrestricted cash on hand and include all highly liquid investments purchased with a maturity of three months or less and money market funds. The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any significant losses from such investments.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting periods; and the quantities and values of proved oil, natural gas and natural gas liquids (“NGL”) reserves used in calculating depletion and assessing impairment of natural gas mineral properties. Actual results could differ significantly from these estimates. Significant estimates made by management include the quantities of proved oil, natural gas and NGLs reserves, related present value estimates of future net cash flows therefrom, the carrying value of natural gas mineral properties, and estimates of current and deferred income taxes. Other areas requiring estimation include valuation of commodity derivatives, earnout liability and our revenue accrual. While management believes these estimates are reasonable, changes in facts and assumptions or the discovery of new information may result in revised estimates. Actual results could differ from these estimates and it is reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Accounts Receivable

Accounts receivable represents amounts due to the Company, and are uncollateralized, consisting primarily of royalty revenue receivable. Royalty revenue receivable consists of royalties due from operators for oil, natural gas and NGL volumes sold to purchasers. Those purchasers remit payment for production to the operator of the properties and the operator, in turn, remits payment to the Company. Receivables from third parties for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated. The Company routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered, using a current expected credit loss model. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, it will be recognized in income in the year of recovery, in accordance with the Company’s accounting policy election. The Company did not record any credit losses for the three and six months ended June 30, 2026, and 2025.

Commodity Derivative Financial Instruments

The Company’s ongoing operations expose it to changes in the market price for natural gas minerals. To mitigate the price risk associated with its operations, the Company uses commodity derivative financial instruments. From time to time, such instruments may include variable-to-fixed-price swaps, costless collars, fixed-price contracts, and other contractual arrangements. The Company does not enter into derivative instruments for speculative purposes.

Derivative instruments are recognized at fair value. If a right of offset exists under master netting arrangements and certain other criteria are met, derivative assets and liabilities with the same counterparty are netted on the consolidated balance sheets. The Company does not specifically designate derivative instruments as fair value or cash flow derivatives, even though they reduce its exposure to changes in natural gas mineral prices; therefore, gains and losses arising from changes in the fair value of the derivative instruments are recognized in revenue on a net basis in the accompanying consolidated statements of operations within gain (loss) on commodity derivative instruments.

Mineral Interests in Natural Gas Properties

The Company follows the successful efforts method of accounting for natural gas mineral operations. Under this method, costs to acquire minerals and interests in natural gas mineral properties are capitalized when incurred. Acquisitions of interests of natural gas mineral properties are considered asset acquisitions and are recorded at cost.

Acquisition costs of proven mineral interests are amortized using the units of production method over the life of the property, which is estimated using proven reserves. Acquisition costs of mineral interests on unproved properties, where there are no proven reserves, are not amortized. When the associated exploration stage interests are converted to proven reserves, the cost basis is amortized using the units of production methodology over the life of the property, using proven reserves. For purposes of amortization, interests in natural gas mineral properties are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic condition.

We review and evaluate our mineral interests in natural gas mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved natural gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective natural gas properties. There was no such impairment of proved natural gas mineral properties for the three and six months ended June 30, 2026, or 2025.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the three and six months ended June 30, 2026, or 2025.

Upon the sale of a complete depletable unit, the book value thereof, less proceeds or salvage value, is charged to income. Upon the sale or retirement of an individual well, or an aggregation of interests which make up less than a complete depletable unit, the proceeds are credited to accumulated depletion, unless doing so would significantly alter the depletion rate of the depletable unit, in which case a gain or loss would be recorded.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value measurements are derived using inputs and assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This three-tier hierarchy classifies fair value amounts recognized or disclosed in the consolidated financial statements based on the observability of inputs used to estimate such fair values. The classification within the hierarchy of an asset or liability is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, the Company categorizes its assets and liabilities recorded at fair value using this hierarchy.

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value because of the short-term maturities of these instruments. The Company’s commodity derivative instruments are classified within Level 2. The fair values of the Company’s commodity derivative instruments are based upon inputs that are either readily available in the public market, such as natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The Company's earnout liability is classified within Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in determining the fair value. See "Note 3—Internalization" for further information.

Assets and liabilities accounted for at fair value on a non-recurring basis in accordance with Level 3 of the fair value hierarchy include the estimated impairment of oil and natural gas properties, if any, asset retirement obligations and any royalty interest acquired through a business combination during each of the six months ended June 30, 2026, or 2025.

Debt Issuance Costs

The Company accounts for the costs incurred in connection with borrowings under financing facilities as deferred and amortized over the life of the related financing on a straight-line basis which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, the Company has deferred and capitalized costs associated with the Company’s credit agreements of $7.9 million and $3.4 million, respectively. These deferred issuance costs will be amortized on a straight-line basis over the duration of the credit agreements. Debt issuance costs include origination, legal and other fees to obtain or issue debt. Debt issuance costs which are related to the Senior Notes are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Debt issuance costs which are related to the Revolving Credit Facility (defined below) are presented as a long-term asset in the balance sheet.

For the three and six months ended June 30, 2026, the Company amortized $0.3 million and $0.5 million, respectively, of deferred debt issuance costs in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2025, the Company amortized $0.2 million and $0.4 million, respectively, of deferred debt issuance costs in the accompanying consolidated statements of operations. (see Note 7 – Debt).

Leases

The Company determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in Other assets, and Operating lease liabilities in the consolidated balance sheets. As of June 30, 2026, and December 31, 2025, none of the Company’s leases were classified as financing leases.

Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at commencement date and consist of the present value of remaining lease payments over the lease term, initial direct costs, prepaid lease payments less any lease incentives. Operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. The Company uses the implicit rate, when readily determinable, or its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company made an accounting policy election to not recognize leases with terms of less than twelve months on the consolidated balance sheets and recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.

Revenue from Contracts with Customers

The Company has the right to receive revenues from natural gas, oil and NGL sales obtained by the operator of the wells in which the Company owns a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred to the purchaser. Virtually all of the pricing provisions in the Company’s contracts are tied to a market index.

The Company earns lease bonus income by leasing its mineral interests to exploration, development and production companies. The Company recognizes lease bonus income when a lease agreement has been executed and payment is determined to be collectible.

Royalty Income from Oil, Natural Gas and Natural Gas Liquids Sales

The Company’s oil, natural gas and NGL sales contracts are generally structured whereby the producer of the properties in which the Company owns a mineral or royalty interest sells the Partnership’s proportionate share of oil, natural gas and NGL production to the purchaser and the Company collects its percentage royalty based on the revenue generated by the sale of the oil, natural gas and NGL. In this scenario, the Company recognizes revenue when control transfers to the purchaser at the wellhead or at the gas processing facility based on the Company’s percentage ownership share of the revenue, net of any deductions for gathering and transportation.

Transaction Price Allocated to Remaining Performance Obligations

The Company’s right to royalty income does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligations under any of the Company’s royalty income contracts.

Contract Balances

Under the Company’s royalty income contracts, it generally has the right to receive its interest in the gross proceeds collected by the operator from third-party purchasers of the Company’s production once production has occurred, at which point payment is unconditional. Accordingly, the Company’s royalty income contracts do not give rise to contract assets or liabilities under Accounting Standards Codification 606.

Prior-Period Performance Obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered. As a result, the Company is required to estimate the amount of royalty income to be received based upon the Company’s royalty interest. The Company records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the operator. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

The disaggregated revenues from sales of natural gas, oil and NGLs for the three and six months ended June 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Natural gas sales	$13,108	$10,603	$37,299	$18,786
Oil sales	4,784	236	7,666	390
NGL sales	3,218	1,113	4,846	1,860
Less deductions for gathering, transportation and other	(3,297)	(1,646)	(6,382)	(2,691)
Total royalty revenues	$17,813	$10,306	$43,429	$18,345

Revenues from lease bonus payments are recorded upon receipt. The lease bonus is separate from the lease itself and is recognized as revenue to the Company upon receipt of payment. The Company generates lease bonus revenue by leasing its mineral interests to exploration and production companies and includes proceeds from assignments of leasehold interests where the Company retains an interest. A lease agreement represents the Company’s contract with a lessee and generally transfers the rights to develop oil or natural gas, grants the Company a right to a specified royalty interest, and requires that drilling and completion operations commence within a specified time period. Upon signing a lease agreement, no further performance obligation exists for the Company, and therefore, no contract assets or contract liabilities are generated.

Concentration of Revenue

Collectability of the Company’s royalty revenues is dependent upon the financial condition of the Company’s operators, the entities they sell their products to, as well as general economic conditions of the industry. During the three and six months ended June 30, 2026 and 2025, the following operators represented 10% or more of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
EQT Production Company	26%	52%	30%	52%
Range Resources	11%	18%	11%	17%
CNX Gas Company	11%	16%	10%	15%
Total	48%	86%	51%	84%

Although the Company is exposed to a concentration of credit risk, the Company does not believe the loss of any single operator or entity would materially impact the Company’s operating results as natural gas, crude oil and NGLs are fungible products with well-established markets and numerous purchasers. If multiple entities were to cease making purchases at or around the same time, we believe there would be challenges initially, but there would be ample markets to handle disruption.

Income Taxes

The Company under ASC 740 uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. The Company records deferred income taxes on its investments in OpCo using the entire outside basis method. Under this accounting policy, a deferred tax asset or liability is recognized for the temporary difference between the financial reporting carrying amount of the Company’s investment and its tax basis in OpCo. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Share-Based Compensation

Share-based compensation awards are measured at fair value on the date of grant and are expensed, net of any actual forfeitures, over the required service period. See “Note 10—Share-Based Compensation” for additional information.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2025, and requires prospective application with the option to apply the standard retrospectively. We are currently evaluating the impact of the ASU on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. This ASU is effective for annual periods beginning after December 15, 2026, and requires either prospective or retrospective application. We are currently evaluating the impact of the ASU on our disclosures.

Note 3. Internalization

In conjunction with the IPO, the Company entered into a Contribution Agreement with Management Contributor for the contribution of all of the outstanding interests in ManagementCo to OpCo in exchange for OpCo Interests for a total purchase price of $130.0 million (“Internalization Price”). After the closing of the Internalization, Management Co became a wholly owned subsidiary of OpCo and includes the personnel that historically managed our business on behalf of ManagementCo. The Company is now internally managed and operated by our executive officers and other employees. The Management Contributor received one share of non-economic voting Class B Common Stock for each OpCo Interest received. The OpCo Interests are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any Management Contributor of OpCo Interests for shares of Class A Common Stock, a corresponding number of shares of Class B Common Stock held by such Contributor will be cancelled. The Company accounted for this transaction in accordance with SEC Staff Accounting Bulletin Topic 5-G (“SAB Topic 5-G”). The transfers of non-monetary assets to the Company by its promoters or major stockholders in exchange for stock were recorded at the Management Contributor’s historical cost basis of $0.1 million. The Company allocated the historical cost to the assembled workforce acquired in the Internalization and is recorded as an intangible assets and is included in other assets on the balance sheet of less than $0.1 million, $97.5 million was recorded as non-controlling interests, and $97.4 million was reflected in additional-paid-in-capital.

Earnout

In addition to the above, pursuant to the Contribution Agreement, the Management Contributors agreed that 25% of the Internalization Price (the “Earnout Amount”) is conditioned upon the Company achieving certain Adjusted EBITDA targets in each of the three 12-month periods from July 1, 2026 to June 30, 2029 (each such 12-month period, an “Earnout Year”) as follows:

Earnout Year ending:	EBITDA Target	Earnout Amount received
June 30, 2027	$106.6 million	One-third
June 30, 2028	$129.0 million	Up to two-thirds (less an Earnout Amount received in the prior Earnout Year
June 30, 2029	$126.0 million	Up to the entire Earnout Amount (less any Earnout Amount received in prior two Earnout Years)

In addition, if the Company fails to achieve the EBITDA Target in any Earnout Year, the Management Contributor may become entitled to receive a proportionate share of the Earnout Amount if the Company achieves or surpasses the following lower Adjusted EBITDA thresholds (each a “Minimum EBITDA”):

•
$80.2 million for the Earnout Year ending June 30, 2027:
•
$97.0 million for the Earnout Year ending June 30, 2028: and
•
$94.8 million for the Earnout Year ending June 30, 2029.

In the above case, the Earnout Amount that the Management Contributor will be entitled to receive will be based on a percentage of our actual Adjusted EBITDA for the relevant Earnout Year relative to the difference between the EBITDA Target and the Minimum EBITDA for such Earnout Year. The Earnout Amount, if and when earned, will be payable solely in the form of additional OpCo Interests and a corresponding number of non-economic voting shares of Class B common stock. If the Company fails to achieve the Minimum EBITDA for each of the three Earnout Years, the Management Contributor will not be entitled to receive any of the Earnout Amount.

The Management Contributor will also be entitled to receive, in respect to the Earnout Amount, dividend and distribution equivalent payments in an amount equal to the dividends and distributions that would have been paid on the OpCo Interests issuable in respect of the Earnout Amount had such OpCo Interests been outstanding from the closing of the Internalization (the “Earnout DERs”). Any such Earnout DERs not already paid that are attributable to any portion of the Earnout Amount that is ultimately not earned will be forfeited. The Earnout Amount and Earnout DERs are being accounted for under ASC 815 as a derivative liability because each does not qualify for equity classification. The liability is initially measured at fair value, which has been recorded on the balance sheet as a long-term liability, with any changes in the fair value being recorded in the statement of operations. The fair value of the earnout liability were estimated utilizing a binomial lattice model using the following range of significant unobservable inputs (Level 3) for the respective periods:

2026
Stock Price	$26.00 - $27.82
Volatility	40.0%
Risk-free rate	4.11% - 4.12%
Dividend yield	7.19% - 7.69%
Term	3.00 - 3.06 years

The following is a reconciliation of the beginning and ending balance of the earnout liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2026 (in thousands):

Level 3
Earnout liability
Fair value of earnout liability at IPO	24,223
Change in fair value	1,694
Fair value of earnout liability at June 30, 2026	25,917

Note 4. Commodity Derivative Financial Instruments

The Company’s ongoing operations expose it to changes in the market price for natural gas assets. To mitigate the inherent commodity price risk associated with its operations, the Company periodically uses natural gas commodity derivative instruments. From time to time, such instruments may include variable-to-fixed-price swaps, costless collars, fixed-price contracts, and other contractual arrangements. The Company enters into natural gas derivative contracts that contain netting arrangements with each counterparty. The Company does not enter into derivative instruments for speculative purposes.

As of June 30, 2026, the Company’s open derivative contracts consisted of fixed-price swap natural gas contracts and oil contracts as well as natural gas costless collar contracts. A fixed-price swap contract between the Company and a counterparty specifies a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. A costless collar contract between the Company and the counterparty specifies a floor and a ceiling commodity price over a specified period for a contracted volume. The Company has not designated any of its contracts as fair value or cash flow derivatives. Accordingly, the changes in fair value of the contracts are included in the consolidated statements of operations in the period of the change. All derivative gains and losses from the Company’s derivative contracts have been recognized in revenue in the Company’s accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Company’s accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The Company’s oil transactions are settled based upon the average daily prices for the calendar month of the contract period and its natural gas contracts are settled based upon the last day settlement of the first nearby month futures contract of the contract period. Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month.

The Company’s derivative contracts expose it to credit risk in the event of nonperformance by counterparties that may adversely impact the fair value of the Company’s commodity derivative assets. While the Company does not require contract counterparties to post collateral, the Company does evaluate the credit standing on each counterparty as deemed appropriate. The evaluation includes reviewing a counterparty’s credit rating and latest financial information.

The Company utilizes the market approach in determining the fair value of its derivative positions by using either Henry Hub, Texas Eastern Transmission Company Market Zone 2 (“TETCO M2”) or West Texas Intermediate (“WTI”) published market prices, independent broker pricing data or broker/dealer valuations. Over-the-counter derivatives with Henry Hub, TETCO M2 or WTI based prices are considered Level 2 due to the impact of counterparty credit risk. The Company’s derivatives are classified within Level 2.

The table below summarizes the fair values and classifications of the Company’s derivative instruments as of June 30, 2026, and December 31, 2025 (in thousands):

		As of June 30, 2026
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$13,413	$(4,881)	$8,532
Long-term asset	Other assets	7,385	(7,385)	-
Total assets		$20,798	$(12,266)	$8,532
Liabilities:
Current liability	Other current liabilities	$4,881	$(4,881)	$-
Long-term liability	Other non-current liabilities	8,186	(7,385)	801
Total liabilities		$13,067	$(12,266)	$801

		As of December 31, 2025
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Other current assets	$9,557	$(4,208)	$5,349
Long-term asset	Other assets	5,990	(5,990)	-
Total assets		$15,547	$(10,198)	$5,349
Liabilities:
Current liability	Other current liabilities	$4,208	$(4,208)	$-
Long-term liability	Other non-current liabilities	10,659	(5,990)	4,669
Total liabilities		$14,867	$(10,198)	$4,669

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the three and six months ended June 30, 2026, and 2025 (in thousands):

	Three Months		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Unrealized gain (loss) of open non-hedge derivative instruments	$6,655	$8,783	$7,051	$370
Realized gain (loss) on settlement of non-hedge derivative instruments	4,329	1,943	(1,376)	1,482
Gain (loss) on commodity derivative instruments	$10,984	$10,726	$5,675	$1,852

The Company had the following open derivative contracts for as of June 30, 2026:

Period and Type of Contract	Volume (MMBtu)	Weighted Average Price (Per MMBtu)
Natural Gas Fixed Price Swaps:
2026
Third Quarter	5,087,000	$4.05
Fourth Quarter	5,494,000	$4.06
2027
First Quarter	5,197,000	$3.98
Second Quarter	5,035,000	$3.85
Third Quarter	5,088,000	$3.85
Fourth Quarter	5,130,000	$3.85
2028
First Quarter	4,597,000	$3.75
Second Quarter	3,524,000	$3.74
Third Quarter	3,517,000	$3.65
Fourth Quarter	3,492,000	$3.66
2029
First Quarter	2,536,000	$3.64
Second Quarter	533,000	$3.38

Period and Type of Contract	Volume (MMBtu)	Weighted Average Price (Per MMBtu)
Natural Gas TETCO M2 Fixed Price Swaps:
2026
Third Quarter	1,962,000	$(1.07)
Fourth Quarter	1,979,000	$(1.07)
2027
First Quarter	2,035,000	$(1.03)
Second Quarter	1,857,000	$(1.04)
Third Quarter	1,872,000	$(1.03)
Fourth Quarter	1,886,000	$(1.04)
2028
First Quarter	1,551,000	$(0.91)
Second Quarter	667,000	$(0.94)
Third Quarter	667,000	$(0.96)
Fourth Quarter	675,000	$(0.94)
2029
First Quarter	547,000	$(0.96)
Second Quarter	291,000	$(1.03)

Period and Type of Contract	Volume (Bbls)	Weighted Average Price (Per Bbl)
WTI Fixed Price Swaps:
2026
Third Quarter	44,000	$63.00
Fourth Quarter	41,000	$62.04
2027
First Quarter	40,000	$61.74
Second Quarter	34,000	$61.30
Third Quarter	33,000	$61.36
Fourth Quarter	34,000	$61.46
2028
First Quarter	32,000	$61.37
Second Quarter	19,000	$62.75
Third Quarter	20,000	$62.75
Fourth Quarter	20,000	$62.75
2029
First Quarter	7,000	$62.75

		Weighted Average	Weighted Average
Period and Type of Contract	Volume (MMBtu)	Floor Price (Per MMBtu)	Ceiling Price (Per MMBtu)
Natural Gas Collar Contracts:
2026
Third Quarter	300,000	$3.00	$3.60

Note 5. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value as of June 30, 2026, and December 31, 2025 (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities) – current	$-	$8,532	$-	$8,532
Derivative assets (liabilities) – long-term	-	(801)	-	(801)
Earnout liability – current	-	-	(10,841)	(10,841)
Earnout liability – long-term	-	-	(15,076)	(15,076)
Total	$-	$7,731	$(25,917)	$(18,186)

December 31, 2025	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities) – current	$-	$5,349	$-	$5,349
Derivative assets (liabilities) – long-term	-	(4,669)	-	(4,669)
Total	$-	$680	$-	$680

Note 6. Natural Gas Mineral Interests

The Company owns mineral rights across multiple on-shore basins in the United States. The following is a summary of natural gas and oil properties as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Proved properties	$347,838	$327,342
Unproved properties	192,581	176,240
Natural gas and oil mineral interests, gross	$540,419	$503,582
Accumulated depletion	(62,786)	(42,996)
Natural gas and oil mineral interests, net	$477,633	$460,586

Note 7. Debt

The Company’s outstanding debt instruments as of June 30, 2026, and December 31, 2025, are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Senior Notes	$68,725	$237,700
Revolving Credit Facility	-	-
Less: current portion	-	6,275
Less unamortized debt issuance costs	655	3,440
Total long-term debt, net of unamortized debt issuance costs and current portion	$68,070	$227,985

Senior Notes

On September 17, 2024, the Company issued and sold $65.0 million in senior secured first lien notes (“Senior Notes”). The Senior Notes bear interest on the total outstanding balance at Adjusted Term SOFR plus 6% per annum payable quarterly in arrears and are secured by all of the existing and future assets of the Company. The Senior Notes mature on September 17, 2029, at which time the remaining outstanding amount shall be payable. On March 31, 2025, the Company amended the Senior Notes to increase the amount outstanding to $151 million and extended the maturity date to March 31, 2030 (“First Amendment”). On June 23, 2025, the Company amended the Senior Notes to increase the amount outstanding to $251.0 million and extended the maturity date to June 23, 2030 (“Second Amendment”). On January 27, 2026, the Company amended the Senior Notes to permit a like-kind exchange program with respect to certain acquired mineral interest and adding new subsidiaries as guarantors (“Third Amendment”). On March 26, 2026, the Company amended the Senior Notes to increase the annual general and administrative cost that may be paid (“Fourth Amendment”). On March 30, 2026, the Company amended the Senior Notes to permit the issuance of a new series of preferred stock and updating certain ratio tests for permitted distributions (“Fifth Amendment”). On May 20, 2026, the Company entered into an amended and restated

note purchase agreement for the Senior Notes under which the principal amount outstanding was paid down to $75.0 million, was assigned to OpCo and became a second lien obligation to the Revolving Credit Facility (defined below) and extended the maturity date to May 20, 2031 ("Sixth Amendment"). In connection with the Sixth Amendment, the Company recorded a $21.7 million of loss on extinguishment of debt during the three and six months ended June 30, 2026 related to prepayment penalties and expensing the historical deferred financing costs. For the six months ended June 30, 2026, the weighted average interest rate related to our borrowings under the Senior Notes was 10.3%. The Senior Notes contained mandatory prepayments of $1.6 million paid in quarterly installments beginning in January 2025. The repayment amount was increased to $6.3 million as a part of the Second Amendment. The mandatory prepayments are subject to a Net Leverage Ratio restriction which requires quarterly analysis to determine if prepayment is required. As of June 30, 2026, no mandatory prepayments are required.

Obligations under the Senior Notes are guaranteed by the Company and each of its existing and future, direct and indirect domestic subsidiaries (the “Credit Parties”) and are secured by all the present and future assets of the Credit Parties, subject to customary carve-outs. The obligations under the Senior Notes are subject to an intercreditor agreement between the agent for the holders of the Senior Notes and the administrative agent for the Revolving Credit Facility, which governs the relative rights and priorities of the first lien secured parties under the Revolving Credit Facility and the second lien secured parties under the Senior Notes with respect to collateral.

The Senior Notes contains various affirmative, negative, and financial maintenance covenants. The Senior Notes also contains a minimum hedging covenant. These covenants, among other things, include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments, make distributions, and require the maintenance of the financial ratios described below through the Fiscal Quarter ending June 30, 2026. The Company was in compliance with the terms and covenants of the Senior Notes at June 30, 2026.

Financial Covenant	Required Ratio
Ratio of Consolidated Total Net Leverage, as defined in the Senior Notes	Not greater than 3.5 to 1.0
Ratio of Asset Coverage, as defined in the Senior Notes	Not less than 1.00 to 1.00

For the three and six months ended June 30, 2026, the Company recognized $0.1 million and $0.3 million, respectively, of interest expense attributable to the amortization of debt issuance costs and debt discounts related to the Senior Notes. For the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.4 million, respectively, of interest expense attributable to the amortization of debt issuance costs and debt discounts related to the Senior Notes.

Revolving Credit Facility

On May 10, 2026, OpCo entered into a reserve-based revolving credit facility with Capital One, National Association, as administrative agent and a lender, and the other lenders party thereto (the “Revolving Credit Facility”), with the restrictions, covenants and funding obligations under such Revolving Credit Facility to be effective upon the closing of the IPO (the “Effective Date”). The Revolving Credit Facility was subsequently amended and restated on May 25, 2026. The Revolving Credit Facility provides for an initial aggregate maximum credit amount of $500 million, an initial aggregate elected commitment of $150 million and an initial borrowing base of $150 million, with a sublimit for the issuance of letters of credit of up to $10 million. The Revolving Credit Facility will mature four years after the Effective Date. As of June 30, 2026, OpCo had zero amounts drawn under the Revolving Credit Facility and $150.0 million available for future borrowings under the Revolving Credit Facility.

The borrowing base under the Revolving Credit Facility is subject to semi-annual redeterminations on April 15 and October 15 of each year, commencing on October 15, 2026. Borrowings under the Revolving Credit Facility will bear, at our option, interest at (i) a rate per annum equal to the margin plus the greatest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Rate in effect on such day plus 1/2 of 1.00% or (3) Term Secured Overnight Financing Rate (“SOFR”) for a one month interest period on such day plus 1.00% or (ii) the margin plus Term SOFR. Term SOFR will be subject to a floor of 2.5% prior to the discharge of the Senior Notes and 0.00% thereafter. The margin will be based on the utilization of the borrowing base and will range from 1.50% to 2.50% for Alternate Base Rate (“ABR”) loans and 2.50% and 3.50% for Term SOFR loans. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%.

The Revolving Credit Facility will be secured by collateral including (i) substantially all of OpCo’s properties and assets, and the properties and assets of OpCo’s subsidiaries and (ii) pledges of the equity interests in all of OpCo’s present and future subsidiaries (subject to certain exceptions as provided for under the loan documents). The obligations under the Revolving Credit Facility are guaranteed by substantially all of OpCo’s existing and future direct and indirect subsidiaries, with certain customary or agreed upon exceptions.

The Revolving Credit Facility will provide for customary representations, warranties and covenants, including, among other things, covenants relating to financial reporting, notices of material events, maintenance of the existence of the business, payment of obligations, hedging requirements, limitations on our ability to make investments and acquisitions, indebtedness, liens, dividends and distributions, and certain fundamental transactions. The Revolving Credit Facility will also require us to maintain a Consolidated Net Leverage Ratio (as defined in the Revolving Credit Facility) for the rolling period then ending, as of the last day of any fiscal quarter (commencing with the first full fiscal quarter ending after the Effective Date), of no greater than 3.50 to 1.00 and a current ratio as of the last day of any fiscal quarter (commencing with the fiscal quarter ending September 30, 2026) of no less than 1.0 to 1.0.

Note 8. Preferred Stock

As of June 30, 2026 and 2025, there were zero shares of Series A preferred stock issued and outstanding. As of June 30, 2026 and 2025, there were 46,483 shares and 18,476 shares, respectively, of Series B Preferred Stock issued and outstanding. As of June 30, 2026 and 2025, there were 0 and 56,000 shares, respectively, of Series C preferred stock issued and outstanding. As of June 30, 2026 and 2025, there were zero shares of Series D preferred stock issued and outstanding. The Company is authorized to issue 400,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences described below.

Series A Preferred Stock

The Series A Preferred Stock shall, as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, rank senior to each class or series of the Company’s common stock. The holders of the Series A Preferred Stock shall have no voting rights on any matters which the Company’s stockholders are entitled to vote except for consent for the Company to incur any new indebtedness or for the Company to create or issue any capital stock that ranks senior to the Series A Preferred Stock. Dividends on each share of Series A Preferred Stock shall accrue on a daily basis and be payable monthly in arrears at rate of 18% per year. The Company has the right, but not the obligation, to redeem the Series A Preferred Stock, in whole or in part, from time to time, at a redemption price of $1,000 per share plus all accrued and unpaid dividends (“Redemption Price”). At the time of redemption, if the Redemption Price does not exceed a return of not less than 8% per Series A Preferred Share (“Minimum Return Payment”), the Company shall be required to pay an additional dividend to satisfy Minimum Return Payment. In the event that the Company has not redeemed all of the Series A Preferred Shares by November 13, 2025, the Company shall not declare, pay or set aside any dividends on shares of common stock. Since the Series A Preferred Stock agreement features certain redemption rights that are considered to be outside the Company’s control and subject to the occurrence of uncertain future events, the Series A Preferred Stock will be presented as mezzanine equity outside of the shareholders’ equity section of the Company’s consolidated balance sheet. The Series A Preferred Stock meets the criteria of a participating security for purposes of calculating earnings per share (See Note 11—Earnings Per Share).

In March 2025, the Company’s Series A Preferred Stock was extinguished with proceeds raised from the Company’s Series C Preferred Stock (as defined below).

Series B Preferred Stock

In February 2024, the Company authorized $50.0 million of its Series B 10% Redeemable Preferred Share class (“Series B Preferred Stock”). Through June 30, 2026, the Company has closed on approximately $51.0 million of net proceeds from the issuance of the Series B Preferred Stock. The Series B Preferred Stock shall, as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, rank senior to each class or series of the Company’s common stock. The holders of the Series B Preferred Stock shall have no voting rights. Dividends on each share of Series B Preferred Stock shall accrue on a daily basis and be payable monthly in arrears at rate of 10% per year. The Company has the right, but not the obligation, to redeem the Series B Preferred Stock, in whole or in part, from time to time, at a redemption price of $1,000 per share plus all accrued and unpaid dividends (“Redemption Price”). For the three and six months ended June 30, 2026, the Company incurred $0.9 million and $2.1 million, respectively, in expenses related to sale of Series B Preferred Stock which were deducted from the carrying value of the Series B Preferred Stock in the Consolidated Statements of Shareholders’ Equity. For the three and six months ended June 30, 2025, the Company incurred $0.4 million and $0.9 million, respectively, in expenses related to sale of Series B Preferred Stock which were deducted from the carrying value of the Series B Preferred Stock in the Consolidated Statements of Shareholders’ Equity. The net proceeds from issuance of the Series B Preferred Stock were utilized to redeem the Company’s Series A Preferred Stock. Since the Series B Preferred Stock agreement features certain redemption rights that are considered to be outside the Company’s control and subject to the occurrence of uncertain future events, the Series B Preferred Stock will be presented as mezzanine equity outside of the shareholders’ equity section of the Company’s consolidated balance sheet. The Series B Preferred Stock meets the criteria of a participating security for purposes of calculating earnings per share (See Note 11—Earnings Per Share).

The table below summarizes the monthly dividends related to the Company’s Series B Preferred Stock (in thousands, except annual dividend rate):

Month Ended	Preferred Stock Annual Dividend Rate	Total Cash Dividend
June 30, 2026	10%	$465
May 31, 2026	10%	$413
April 30, 2026	10%	$381
March 31, 2026	10%	$337
February 28, 2026	10%	$304
January 31, 2026	10%	$282
December 31, 2025	10%	$256
November 30, 2025	10%	$231
October 31, 2025	10%	$201
September 30, 2025	10%	$179
August 31, 2025	10%	$159
July 31, 2025	10%	$150
June 30, 2025	10%	$138

Series C Preferred Stock

In March 2025, the Company sold 56,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $56 million. The Series C Preferred Stock shall, as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, rank senior to each class or series of the Company’s common stock. The holders of the Series C Preferred Stock shall have no voting rights on any matters which the Company’s stockholders are entitled to vote except for consent for the Company to incur any new indebtedness or for the Company to create or issue any capital stock that ranks senior to the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis and be payable monthly in arrears at rate of 14% per year through December 31, 2026, and a rate of 18% per year subsequently. The Company has the right, but not the obligation, to redeem the Series C Preferred Stock, in whole or in part, from time to time, at a redemption price of $1,000 per share plus all accrued and unpaid dividends (“Redemption Price – Series C”). At the time of redemption, if the Redemption Price – Series C does not exceed a return of not less than 8% per Series C Preferred Share (“Minimum Return Payment – Series C”), the Company shall be required to pay an additional dividend to satisfy Minimum Return Payment – Series C. In the event that the Company has not redeemed all of the Series C Preferred Shares by December 31, 2027, the Company shall not declare, pay or set aside any dividends on shares of common stock. Since the Series C Preferred Stock agreement features certain redemption rights that are considered to be outside the Company’s control and subject to the occurrence of uncertain future events, the Series C Preferred Stock will be presented as mezzanine equity outside of the shareholders’ equity section of the Company’s consolidated statement of changes in mezzanine equity and shareholders’ equity. The Series C Preferred Stock meets the criteria of participating security for purposes of calculating earnings per share (See Note 11—Earnings Per Share).

The table below summarizes the monthly dividends related to the Company’s Series C Preferred Stock (in thousands):

Month Ended	Preferred Stock Annual Dividend Rate	Total Cash Dividend
December 31, 2025	14%	$526
November 30, 2025	14%	$193
October 31, 2025	14%	$200
September 30, 2025	14%	$322
August 31, 2025	14%	$533
July 31, 2025	14%	$666
June 30, 2025	14%	$644

In December 2025, the Company’s Series C Preferred Stock was extinguished with proceeds raised from the Company’s common stock.

Series D Preferred Stock

In March 2026, the Company sold 37,780 shares of Series D Preferred Stock (the “Series D Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of approximately $37.8 million. The Series D Preferred Stock shall, as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, rank senior to each class or series of the Company’s common stock. The holders of the Series D Preferred Stock shall have no voting rights on any matters which the Company’s stockholders are entitled to vote except for consent for the Company to incur any new indebtedness or for the Company to create or issue any capital stock that ranks senior to the Series D Preferred Stock. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis and be payable monthly in arrears at rate of 14% per year through December 31, 2027, and a rate of 18% per year subsequently. The Company has the right, but not the obligation, to redeem the Series D Preferred Stock, in whole or in part, from time to time, at a redemption price of $1,000 per share plus all accrued and unpaid dividends (“Redemption Price – Series D”). At the time of redemption, if the Redemption Price – Series D does not exceed a return of not less than 8% per Series D Preferred Share (“Minimum Return Payment – Series D”), the Company shall be required to pay an additional dividend to satisfy Minimum Return Payment – Series D. In the event that the Company has not redeemed all of the Series D Preferred Shares by December 31, 2028, the Company shall not declare, pay or set aside any dividends on shares of common stock. The proceeds from the sale of the Series D Preferred Stock were used to purchase additional Haynesville Assets. Since the Series D Preferred Stock agreement features certain redemption rights that are considered to be outside the Company’s control and subject to the occurrence of uncertain future events, the Series D Preferred Stock will be presented as mezzanine equity outside of the shareholders’ equity section of the Company’s consolidated statement of changes in mezzanine equity and shareholders’ equity. The Series D Preferred Stock meets the criteria of participating security for purposes of calculating earnings per share (See Note 11—Earnings Per Share).

The table below summarizes the monthly dividends related to the Company’s Series D Preferred Stock (in thousands):

Month Ended	Preferred Stock Annual Dividend Rate	Total Cash Dividend
June 30, 2026	14%	$2,124
May 31, 2026	14%	$449
April 30, 2026	14%	$449

In June 2026, the Company’s Series D Preferred Stock was extinguished with proceeds raised from the Company’s IPO. To satisfy the Minimum Return Payment - Series D, the Company paid an additional dividend of $2.1 million at the time of extinguishment.

Note 9. Shareholders’ Equity and Dividends

Class A, T, and I Common Stock – Prior to the IPO, the Company had Class A, T, and I Common Stock held by our legacy common stockholders (the "Legacy Common Stock Investors"). In connection with the IPO, all outstanding shares of Class A, I, and T common stock were converted on a one-for-one basis to Class A common stock of the registrant upon the closing of the offering. As of June 30, 2026, there were 23,795,450 shares of Class A common stock issued and outstanding. The Company is authorized to issue 250,000,000 shares with a par value of $0.0001 per share.

Class B Common Stock – In connection with the IPO, the Company issued 3,750,000 shares of Class B Common Stock to holders of OpCo Interests who retained their interests following the IPO ( the "Continuing Equity Owners"), representing approximately 14% of the common economic interest in WhiteHawk OpCo. Each share of Class B common stock is entitled to one vote per share and no economic rights. As of June 30, 2026, there were 3,750,000 shares of Class B common stock issued and outstanding. The Company is authorized to issue 100,000,000 shares with a par value of $0.0001 per share.

Noncontrolling Interest

The Company owns 100% of the general partner interests and 86% of the limited partner interests of OpCo (taxed as a partnership) and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company. Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the three and six months ended June 30, 2026 and 2025, no distributions for each period have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the monthly dividends related to the Company’s common stock through March 31, 2026 (in thousands, except per share data):

Month Ended	Total Monthly Dividend Per Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
March 31, 2026	$0.1562	$2,326	May 15, 2026	April 1, 2026
February 28, 2026	$0.1562	$2,310	April 15, 2026	March 1, 2026
January 31, 2026	$0.1562	$2,298	March 15, 2026	February 1, 2026
December 31, 2025	$0.1562	$2,286	February 16, 2026	January 1, 2026
November 30, 2025	$0.1562	$2,034	January 15, 2026	December 1, 2025
October 31, 2025	$0.1562	$2,019	December 15, 2025	November 3, 2025
September 30, 2025	$0.1562	$2,004	November 14, 2025	October 2, 2025
August 31, 2025	$0.1562	$1,670	October 15, 2025	September 2, 2025
July 31, 2025	$0.1562	$1,557	September 15, 2025	August 1, 2025
June 30, 2025	$0.1562	$1,447	August 15, 2025	July 1, 2025

On January 1, 2026, all record holders of WhiteHawk common stock as of December 31, 2025, received a stock dividend equivalent to one additional share for each ten shares currently held, calculated to the number of whole shares.

In connection with the 2025 stock dividends discussed above, the WHIC Manager (defined below) received 358,893 restricted shares related to its dividend incentive fee with a total value of $8.2 million. Fair value was determined using the offering price of the Series I Common Stock. The restricted shares issued to the WHIC Manager shall vest and cease to be restricted on the earlier of (i) the occurrence of a Company Liquidity Event and (ii) January 1, 2031. The dividend incentive fee will be accounted for as stock compensation expense on the Company’s consolidated statement of operating income and cash flows over the vesting period. All share amounts shown in the Company’s financial statements are presented pro forma for the stock dividend. For the three and six months ended June 30, 2026, the Company incurred $0.4 million and $0.8 million, respectively, in stock-based compensation related to the restricted stock issued to WHIC Manager.

Distribution Reinvestment Plan

In January 2025, the Company’s Board adopted a Distribution Reinvestment Plan (the “DRP”) pursuant to which our common and preferred stockholders (the “Stockholders”) may elect to have their cash dividends reinvested in additional stock. For the three and six months ended June 30, 2026, Stockholders reinvested $0.4 million and $1.5 million, respectively, under the Company’s DRP. For the three and six months ended June 30, 2025, Stockholders reinvested $0.1 million and $0.1 million, respectively, under the Company’s DRP.

Note 10. Share-Based Compensation

During January 2026, the WhiteHawk Board adopted the WhiteHawk 2026 Equity Incentive Plan (the “Plan”) which was amended in June 2026. An aggregate of 2.7 million shares of common stock are available for issuance under the Plan. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Common shares that are cancelled, forfeited, or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. Distribution equivalent rights (“DER”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a common stock. The Plan is administered by the WhiteHawk Board of Directors or a committee thereof.

Restricted Stock Units

Under the Plan, the WhiteHawk Board is authorized to issue restricted stock units (“RSU”) to eligible employees and non-employee directors. The Company estimates the fair value of the RSUs as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period. All compensation cost for the RSUs will be recognized over the longer of the service condition or the performance condition (if any). As of June 30, 2026, each RSU that has been granted has a dividend equivalent right (“DER”) included in each agreement and contains service conditions only. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. RSUs that are forfeited could cause a reclassification of any previously recognized DER payments from a reduction in retained earnings to additional compensation cost.

The following table summarizes the activity in our unvested RSUs for the six months ended June 30, 2026:

	Restricted	Weighted Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2025	-	$-
Granted	128,514	$24.03
Vested	(22,074)	$22.88
Forfeited	-	$-
Unvested at June 30, 2026	106,440	$24.27

For the three and six months ended June 30, 2026, the Company incurred $0.5 million and $0.6 million, respectively, of share-based compensation which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized estimated fair value of unvested RSUs was $2.5 million at June 30, 2026. These costs are expected to be recognized as expense over a weighted average period of 2.21 years. In addition, for the three and six months ended June 30, 2026, the Company paid less than $0.1 million and less than $0.1 million, respectively, of DERs to RSU holders.

Note 11. Earnings Per Share

Earnings per share is computed using the two-class method. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities represent preferred stock in which the holders have non-forfeitable rights to receive dividends. Net Income (loss) attributable to common shareholders is determined by subtracting earnings and dividends attributable to the various classes of preferred stock, as well as earnings and dividends attributed to restricted share units, from net income.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) - basic and diluted	$(39,205)	$(219)	$(40,268)	$(8,312)
Net (income) loss attributable to non- controlling interests	115	-	115	-
Earnings allocated to participating securities	(4,420)	(2,367)	(5,507)	(3,540)
Net income (loss) attributable to common stockholders - basic and diluted	$(43,510)	$(2,586)	$(45,660)	$(11,852)

Denominator:
Weighted average shares outstanding - basic and diluted	17,144	5,461	15,948	5,060

Net income (loss) per common share - basic and diluted	$(2.54)	$(0.47)	$(2.86)	$(2.34)

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series B Preferred Stock	46,483	18,476	46,483	18,476
Series C Preferred Stock	-	56,000	-	56,000
Series D Preferred Stock	-	-	-	-
Restricted Stock Units	106,440	-	106,440	-
Restricted Stock	358,893	-	358,893	-
Total	511,816	74,476	511,816	74,476

Note 12. Income Taxes

The Company under ASC 740 uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and other carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

For the three and six months ended June 30, 2026, the Company recorded an income tax expense of $9.4 million and $9.1 million, respectively. For the three and six months ended June 30, 2025, the Company recorded an income tax benefit of $4.6 million and $4.6 million, respectively.

The effective rate for the quarter ended June 30, 2026 reflects the U.S. federal statutory rate of 21% on pre-tax loss, increased by the tax benefit of percentage depletion, deductible transaction costs and income attributable to non-controlling interests, offset by the decrease in rate due to nondeductible officers' compensation. The effective tax rate is further decreased by the establishment of a full valuation allowance against the Company's net deferred tax assets recorded related to the Internalization remeasurement.

The effective rate for the quarter ended June 30, 2025 reflects the U.S. federal statutory rate of 21% on pre-tax loss, increased by the tax benefit from the release of the valuation allowance upon recognition of the PHX deferred tax liabilities.

As of June 30, 2026, and December 31, 2025, the Company had $0.0 million and ($21.3) million, respectively, of net deferred tax assets or (liabilities) net of valuation allowances. The Company acquired $24.8 million of net deferred tax liabilities as a part of the PHX Merger in 2025. These net deferred tax liabilities relate to natural gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts. In 2026 the Company remeasured its deferred tax assets and liabilities as part of the Internalization, see Note 3. The Company recorded a deferred tax asset on its investments in OpCo using the entire outside basis method. This remeasurement resulted in an increase to the deferred tax asset of $27.3 million that was recorded as an adjustment to additional paid in capital.

As of June 30, 2026, the Company had $11.9 million in federal net operating loss carryforwards and $6.3 million in state net operating loss carryforwards for income tax purposes. The Company acquired all of the federal and state net operating loss carryforwards as part of the acquisition of PHX in 2025. As of the date of the financial statements, no limitations were identified that would limit the Company’s ability to utilize the net operating losses in current or future years. In the event that the Company experiences another ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses and other tax attributes may be limited.

As of June 30, 2026, the Company determined it is more likely than not that it will not realize our deferred tax assets and therefore will recognize a full valuation allowance of $20.1 million. The Company has a history of cumulative book losses in recent years and therefore has not considered future projected income or tax strategies as evidence to support the realization of deferred tax assets. As part of the Internalization, $2.2 million of valuation allowance was recorded as an adjustment to additional paid in capital for the OpCo outside basis deferred tax asset that is not expected to be realizable. The remaining $17.9 million of valuation allowance was recorded to current period tax expense.

At June 30, 2026, and December 31, 2025, the Company had income taxes payable of $0.9 million and prepaid income taxes of $0.4 million, respectively. The prepaid income taxes are included in other current assets on the consolidated balance sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The separate company returns of PHX are no longer subject to U.S. Federal and state income tax examinations for years prior to 2022.

Note 13. Related Party Transactions

WhiteHawk Management

Prior to the IPO, the Company was managed by WhiteHawk Minerals, LLC, a Delaware limited liability company (the “WHM”), along with its wholly-owned subsidiary, WhiteHawk Management, LLC (collectively, “WHIC Manager”). Post IPO and the Internalization, the Company is now internally managed and operated by our executive officers and other employees

With the oversight of the Board, the WHIC Manager was responsible for the investment management function on behalf of WhiteHawk pursuant to the management agreement (“WHIC Management Agreement”). The WHIC Manager was responsible for managing the day-to-day operations of WhiteHawk, including investigating, analyzing, structuring, and negotiating potential investments, monitoring the performance of the assets, and making determinations.

Under the WHIC Management Agreement, WHIC Manager earned a monthly asset management fee (the “Base Management Fee”), a dividend incentive fee (the “Dividend Incentive Fee”), and an incentive fee upon a Liquidity Event for the Company’s assets (the “Liquidity Incentive Fee”).

The Base Management Fee was calculated at an annual rate of one and one-half percent (1.5%) of WhiteHawk’s total assets, which was based on the total cost of all WhiteHawk’s assets. The Base Management Fee was payable monthly in arrears and is calculated based on the arithmetic average value of our total assets as of the last day of (1) a calendar month and (2) the immediately preceding calendar month.

The Dividend Incentive Fee entitled the WHIC Manager to earn a fee of 12.5% of all distributions, including all dividends and dividend incentive fees, earned and/or paid out during a calendar month. If in any calendar month the WHIC Manager elected to defer receipt of its Dividend Incentive Fee to a future month (the “Manager Fee Deferral”), then the WHIC Manager would still earn its fee in any calendar month where dividends are paid to the shareholders. Any remaining cash flow of the Company after all base dividends, bonus dividends, and Dividend Incentive Fees had been paid in any given calendar month shall first be used to reimburse the WHIC Manager for any prior period cash flow needs that it has funded or Dividend Incentive Fees that it has earned but not yet been paid, and then shall be retained by WhiteHawk, to be used at the Company’s discretion for additional investment purposes.

The Liquidity Incentive Fee entitled the WHIC Manager to receive a portion of the proceeds from a WhiteHawk liquidity event after shareholders have received 100% of their initial invested capital plus a 7.5% annualized non-compounded return (the “Hurdle”). The WHIC Manager received 12.5% of all amounts above the Hurdle.

During the three and six months ended June 30, 2026, the Company paid $3.1 million and $6.1 million, respectively, to the WHIC Manager related to its Base Management Fee and Dividend Incentive Fee, respectively. During the three months ended June 30, 2026, the Company paid $13.5 million to the WHIC Manager related to its Liquidity Incentive Fee in relation to the IPO. During the three and six months ended June 30, 2025, the Company paid $2.2 million and $3.6 million, respectively, to the WHIC Manager related to its Base Management Fee and Dividend Incentive Fee, respectively. This is recorded in the management fee expense on the consolidated statements of operations. In addition, the WHIC Manager received restricted stock in October 2025 and January 2026 with a total fair value of $8.2 million. The restricted stock issued to the WHIC Manager shall vest and cease to be restricted on the earlier of (i) the occurrence of a Company Liquidity Event and (ii) January 1, 2031.

We entered into an administrative services agreement, dated as of March 1, 2022 (the “Administrative Services Agreement”), with WHIC Manager. Pursuant to the Administrative Services Agreement, WHIC Manager performed and oversaw on our behalf the performance of various administrative services that we require. Such administrative services included, but were not limited to, the provision of office facilities and equipment; the provision of clerical, bookkeeping, general ledger accounting, and recordkeeping services; investor services, assistance with tax preparation; regulatory filings; procurement of operational services and any other services. The Administrative Services Agreement provided for the reimbursement of WHIC Manager’s costs and expenses paid for such administrative services. For the three and six months ended June 30, 2026, the Company paid WHIC Manager $1.6 million and $3.2 million, respectively, for the reimbursement for the administrative costs and expenses paid pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2025, the Company paid WHIC Manager $2.6 million and $3.1 million, respectively, for the reimbursement for the administrative costs and expenses paid pursuant to the Administrative Services Agreement. These amounts are recorded in the general and administrative expense on the consolidated statement of operations. After the IPO, the Company will no longer incur any additional expenses under this agreement.

Preferred Capital Securities

Jeff Smith, our President and director, is the chief executive officer and co-owner of Preferred Capital Securities, LLC (“PCS”). We entered into a dealer manager agreement, dated as of March 18, 2022 (the “Common Stock DMA”), with PCS. Pursuant to the Common Stock DMA, PCS agreed to act as our agent and exclusive distributor in connection with our continuing offer (the “Private Offering”) to accredited investors of our Class A Common Stock, Class I Common Stock, and Class T Common Stock, pursuant to a confidential private placement memorandum (the “Memorandum”). Under the agreement, PCS has agreed to find, on a best efforts basis, purchasers for our Class A, Class I and Class T Common Stock for cash through broker-dealers or registered investment advisors, all of which are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or registered as investment advisors with the SEC or state regulatory authorities, as appropriate.

Under the Common Stock DMA, PCS is entitled to a dealer manager fee of 2.5% of the price of Class A and Class T Common Stock sold in the Private Offering. In addition, we agreed to pay PCS a selling commission equal to 6.0% of the price of Class A Common Stock, and 4.0% of Class T Common Stock sold in the Private Offering. Additionally, a trail commission equal to 0.7% annually was paid on Class T Common Stock subject to the restrictions and provisions as described in the Memorandum. For the three and six months ended June 30, 2026, we paid PCS $0.5 million and $0.7 million, respectively, in compensation for its services under the Dealer Manager Agreement and is included in the equity statement as a reduction to common stock proceeds. For the three and six months ended June 30, 2025, we paid PCS $1.5 million and $1.8 million, respectively, in compensation for its services under the Dealer Manager Agreement and is included in the equity statement as a reduction to common stock proceeds.

We also entered into a dealer manager agreement, dated as of February 2, 2024 (the “Preferred Stock DMA” and, together with the Common Stock DMA, the “DMAs”), with PCS. Pursuant to the Preferred Stock DMA, PCS agreed to act as our agent and exclusive distributor in connection with the continuing Private Offering to accredited investors of shares of our Series B preferred common stock, $0.0001 par value (our “Series B Preferred Shares”) pursuant to the Memorandum. Under the Preferred Stock DMA, PCS has agreed to find, on a best efforts basis, purchasers for our Series B Preferred Shares for cash through broker-dealers or registered investment advisors, all of which are members of FINRA or registered as investment advisors with the SEC or state regulatory authorities, as appropriate.

Under the Preferred Stock DMA, PCS is entitled to a dealer manager fee of up to 3.0% of the price per Series B Preferred Share sold in the Private Offering. In addition, we agreed to pay PCS a selling commission of up to 7.0% of the price per Series B Preferred Share sold in the Private Offering. For the three and six months ended June 30, 2026, we paid PCS $0.6 million and $1.6 million, respectively, in compensation for its services under the Preferred Stock DMA and is included in the equity statement as a reduction to Series B Preferred Stock. For the three and six months ended June 30, 2025, we paid PCS $0.3 million and $0.6 million, respectively, in compensation for its services under the Preferred Stock DMA and is included in the equity statement as a reduction to Series B Preferred Stock.

Pursuant to each DMA, no selling commissions or dealer manager fees will be paid in connection with the common stock or preferred stock, as applicable, sold to WhiteHawk Management, its management and their family members, employees and their family members and WhiteHawk Management’s other affiliates. As president of WhiteHawk Management, Mr. Smith is not entitled to any selling commissions or dealer management fees under each DMA.

PhiCap Advisors LLC

PhiCap Advisors LLC (“PhiCap”) provided leadership and capital solutions support to the Company through a consulting agreement. In addition, PhiCap owns approximately 20% of WhiteHawk Energy LLC (“WhiteHawk Energy”), which in turns owns 75% of WhiteHawk Minerals. For the three and six months ended June 30, 2026, the Company paid PhiCap $0.1 million and $0.4 million, respectively, in consulting fees and reimbursements. During the three and six months ended June 30, 2025, the Company paid $0.2 million and $0.3 million, respectively in consulting fees and reimbursements. During the three and six months ended June 30, 2026, less than $0.1 million and less than $0.1 million, respectively, of the consulting fees paid to PhiCap were recorded in Additional Paid In Capital due to PhiCap’s fund raising support and the remainder was recorded in general and administrative expense on the consolidated statement of operations. During the three and six months ended June 30, 2025, less than $0.1 million and less than $0.1 million, respectively, of the consulting fees paid to PhiCap were recorded in Additional Paid In Capital due to PhiCap’s fund raising support and the remainder was recorded in general and administrative expense on the consolidated statement of operations. After the IPO, the Company will no longer incur any additional expenses under this agreement.

WhiteHawk Related Party Equity Transactions

Members and employees of the WHIC Manager contributed to WHIC $2.6 million of the $56.0 million of the proceeds raised through the sale of the Series C Preferred Stock. Members and employees of the WHIC Manager received dividends of $0.1 million and $0.1 million during the three and six months ended June 30, 2025, from the Series C Preferred Stock.

Members and employees of the WHIC Manager contributed $2.7 million of the $37.8 million proceeds raised through the sale of the Series D Preferred Stock. Members and employees of the WHIC Manager received dividends of $0.2 million and $0.2 million during the three and six months ended June 30, 2026, from the Series D Preferred Stock.

Internalization

In connection with the IPO, the Company acquired all outstanding interests in ManagementCo from the Management Contributor in exchange for 3,750,000 OpCo Interests and an equal number of shares of Class B common stock, representing approximately 14% of the combined voting power of all of our common stock. As a result of the Internalization, ManagementCo became a wholly owned subsidiary of WhiteHawk OpCo and we became internally managed. During the three and six months ended June 30, 2026, ManagementCo did not receive any Earnout DERs associated with the Earnout Amount.

Note 14. Commitments and Contingencies

From time to time, the Company may be involved in various legal proceedings, lawsuits, and other claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Management does not believe that the resolution of these matters will have a material adverse impact on our financial condition, cash flows or results of operations.

Note 15. Segment

WhiteHawk’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). The CEO manages the business as a whole and assesses financial performance as a single enterprise and not on an area-by-area basis. Therefore, the Company identified one reportable segment: natural gas & oil minerals. The natural gas and oil minerals segment acquires, owns and manages high-quality mineral and royalty interests across premium basins in the United States and leases its mineral interests to E&P operators. These leases permit E&P operators to explore for and produce oil, natural gas and natural gas liquids from WhiteHawk’s properties and entitle the Company to receive a percentage of the proceeds from the sales of these commodities. The accounting policies of the oil & natural gas minerals segment are the same as those described in the summary of significant accounting policies. The CODM uses net income from operations generated from segment assets in deciding whether to reinvest profits into the oil & natural gas minerals segment or into other parts of the entity, pay dividends to holders of our common and preferred stock, or make payments on our outstanding debt. The CODM assesses performance of the oil & natural gas minerals segment and decides how to allocate resources based on net income and net income from operations that is reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates significant expenses and assets based off the consolidated financial statements and does not further disaggregate expenses or assets in deciding how to allocate resources and assess performance. Since the Company operates as a single reporting segment, all required segment reporting disclosures can be found in the consolidated financial statements.

Note 16. Subsequent Events

The Company has evaluated its subsequent events disclosures through August 13, 2026, the date the financial statements are available to be issued.

Cash Dividends

In August 2026, the Company declared a quarterly cash dividend of $0.11 per share of Class A Common Stock totaling approximately $2.6 million for all shares of Class A Common Stock outstanding. The dividend is for the period from June 10, 2026 through June 30, 2026. The dividend is payable on August 28, 2026 to all Class A shareholders of record on August 24, 2026.

OpCo Distribution

In August 2026, OpCo declared distributions totaling $3.0 million to its unitholders, of which $2.6 million will be distributed to the Company.

San Jacinto Minerals II Acquisition

In August 2026, the Company signed a definitive purchase and sale agreement with San Jacinto Minerals II ("SJM II") to acquire natural gas mineral and royalty interests in the core of Appalachia and Haynesville minerals for approximately $105.0 million ("SJM II Acquisition"). The transaction is expected to close in September 2026, subject to the satisfaction of customary closing conditions.

In connection with the SJM II Acquisition, the Company entered into equity commitment letters (each an "Equity Commitment Letter") with certain investors, including Daniel Herz, the Company's Chairman, President and Chief Executive Officer (collectively, the "Investors"), pursuant to which the Investors have committed to purchase shares of the Company's newly designated Series E Preferred Stock, par value $.0001 per share (the "Series E Preferred Stock"), for aggregate proceeds of up to $50.0 million, which will be used to fund a portion of the purchase price for the SJM II Acquisition.

RSU Grants

In August 2026, the WhiteHawk Compensation Committee approved the grant of RSUs to certain employees with an aggregate grant date fair value of $6.4 million, which will vest ratably over a four-year period and include DERs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Registration Statement on Form S-1/A filed with the SEC on June 5, 2026.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations about future events and can be identified by terms such as “believe,” “anticipate,” “may,” “might,” “will,” “intend,” “should,” “could,” “would,” “expect,” “estimate,” “predict,” “project,” “plan,” “potential,” “seek,” “forecast” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements regarding:

•
our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate;
•
our future financial position, production, reserves, cash flows, revenues, costs, capital expenditures and ability to pay dividends;
•
our acquisition strategy, including our ability to identify and complete acquisitions, successfully integrate acquired assets, and constraints in our ability to finance acquisitions;
•
the development and drilling activity by operators on our acreage and our reliance on third-party operators to develop our properties;
•
oil, natural gas and natural gas liquids prices and the volatility thereof, which may result in impairment charges;
•
our derivative activities and their potential to limit cash flows from natural gas and oil sales;
•
drilling and production risks and uncertainties, including title defects or other issues in our properties;
•
concentration of revenue and accounts receivable with a limited number of third-party operators and geographic concentration in the Appalachian and Haynesville Basins;
•
our ability to retain key personnel and attract additional qualified personnel;
•
our estimated proved reserves and identified drilling locations, which are based on assumptions and susceptible to uncertainties;
•
information technology system failures, network disruptions, cyber-attacks or breaches in data security;
•
declining general economic, business or industry conditions and competitive pressures;
•
our growth strategy and its dependence on continued expansion of electricity demand driven by AI data center development;
•
unavailability, high cost or shortages of equipment, raw materials, supplies, personnel or transportation facilities;
•
governmental regulations, permit delays or denials, and changes in legal requirements that could restrict operations or increase costs;
•
climate change legislation, sustainability initiatives, and other environmental regulations that may impact our business or the business of our third-party operators;
•
our use of borrowings to finance our business and the risks associated with our indebtedness;
•
anti-takeover provisions in our governing documents and Delaware law that may have the effect of delaying or preventing a change of control;
•
our ability to pay regular dividends to our stockholders;
•
the requirements of being a public company and their effect on our resources and ability to attract and retain qualified board members and officers;
•
the effectiveness of our disclosure controls and procedures and internal control over financial reporting; and
•
our ability to remediate the material weaknesses in our internal control over financial reporting.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our Registration Statement on Form S-1/A (File No. 333-295743) filed with the SEC on June 5, 2026. The forward-looking statements contained in this Quarterly Report are based on our current expectations as of the date of this filing, and we assume no obligation to update or revise any forward-looking statements to reflect new information or circumstances, except as required by law.

Overview

We are focused on being the premier natural gas mineral and royalty business in the United States. We are committed to delivering cash flow and total returns to our investors through the disciplined acquisition, active management and ownership of high-quality mineral and royalty interests. Our assets are concentrated in the Marcellus and Haynesville Shales, which are located in the Appalachian and Haynesville Basins, among the most productive and lowest-cost natural gas basins in the United States. We own the largest, high-quality publicly traded natural gas mineral portfolio in the United States. As a mineral and royalty business, we do not pay any drilling-related capital expenditures and only minimal operating expenses on our properties. This results in a high-margin business and allows us to distribute a meaningful portion of our cash flow to investors, while providing them with potential for significant capital appreciation over time.

Recent Developments

On June 9, 2026, the Company consummated an IPO of 8,479,532 Class A Common Stock at $26.00 per share, which includes the partial exercise of the underwriters’ over-allotment option of 779,532 Class A Common Stock, generating gross proceeds of $220.5 million. Transaction costs amounted to $21.7 million, consisting of $15.4 million of underwriting fees and $6.3 million of other offering costs.

In conjunction with the IPO, the Company entered into a Contribution Agreement the Management Contributor for the contribution of all of the outstanding interests in ManagementCo to OpCo in exchange for OpCo Interests for a total purchase price of $130.0 million. After the closing of the Internalization, Management Co has become a wholly owned subsidiary of OpCo and includes the personnel that has historically managed our business on behalf of ManagementCo. The Company is now internally managed and operated by our executive officers and other employees.

In March 2026, the Company entered into a definitive purchase and sale agreement to acquire natural gas mineral and royalty interests primarily located in the Haynesville Shale in Louisiana and East Texas for approximately $33.0 million. The transaction closed in April 2026.

In August 2026, the Company signed a definitive purchase and sale agreement with San Jacinto Minerals II ("SJM II") to acquire natural gas mineral and royalty interests in the core of Appalachia and Haynesville minerals for approximately $105.0 million. The transaction is expected to close in September 2026.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to the historical results of operations of our predecessor for the periods presented, primarily for the reasons described below.

Corporate Reorganization

In connection with the completion of the IPO, we amended and restated our certificate of incorporation to, among other things, change our name to “WhiteHawk Minerals Corp.”; effect the common stock reclassification; adjust our authorized capital stock to 250,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock, each par value $0.0001 per share; authorize our board of directors to establish and fix the terms of one or more series of preferred stock; and create Class B common stock in connection with our Up-C structure, to be issued to holders of OpCo Interests, with each share entitled to one vote and no economic rights. OpCo entered into the Amended and Restated Limited Partnership Agreement, dated June 10, 2026 (the “OpCo Agreement”), to, among other things, appoint WhiteHawk Income OP GP LLC (“OP GP”) as sole general partner with authority to manage OpCo’s business and affairs. To effectuate the Internalization, the Company, WhiteHawk OpCo, the Management Contributor and ManagementCo entered into the Contribution Agreement, dated June 9, 2026, pursuant to which OpCo acquired all outstanding equity interests in ManagementCo from the Management Contributor in exchange for OpCo Interests and shares of Class B common stock; as a result, ManagementCo became a wholly owned subsidiary of OpCo and we became internally managed. We issued 8,479,532 shares of our Class A common stock in the IPO at an initial public offering price of $26.00 per share, generating net proceeds of approximately $198.8 million. As a result of the Internalization, we expect a meaningful reduction in our operating expenses due to the elimination of management fees and other costs previously paid to ManagementCo.

Acquisitions

Our financial statements for the year ended December 31, 2025 do not include the results of operations for the Three Rivers Acquisition or the PHX Merger prior to the respective dates of acquisition. As a result, our financial results do not give an accurate indication of what the actual results would have been if such acquisitions had been completed at the beginning of the periods presented or of what our future results are likely to be. For additional discussion of the Three Rivers Acquisition and the PHX Merger. Acquisitions are an important part of our growth strategy, and we plan to pursue potential accretive acquisitions of additional natural gas-weighted mineral and royalty interests. We believe we will be well positioned to acquire such assets and, should such opportunities arise, identifying and executing acquisitions will be a key part of our strategy. However, if we are unable to make acquisitions on economically accretive terms, our future growth may be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to pay dividends to stockholders in the short term.

Public Company Expenses

As a result of the IPO, we are incurring incremental G&A expenses as a publicly traded company, such as expenses associated with SEC reporting requirements, including annual and quarterly reports, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our Class A common stock on the NYSE, increased independent auditor fees, increased independent reserve engineer fees, increased legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director and officer compensation expenses. Additionally, we may hire additional employees, including accounting, engineering, land and legal personnel, in order to comply with requirements of being a publicly traded company.

Management Fees

The Company incurred and paid fees under the amended and restated investment management agreement, dated as of October 3, 2025 (the “Investment Management Agreement”), with WhiteHawk Management , an affiliate of WhiteHawk Energy, LLC, of which Daniel Herz is a managing member. Fees incurred under the Investment Management Agreement were $15.8 million and $18.8 million for the three and six months ended June 30, 2026, respectively. Fees incurred under the Investment Management Agreement were $2.2 million and $3.6 million for the three and six months ended June 30, 2025, respectively. We expect a meaningful reduction in our operating expenses due to the elimination of management fees and other costs paid to ManagementCo.

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Consolidated Results

The following tables summarize our consolidated revenue and expenses and production data for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Variance
	(dollars in thousands, except for realized prices)
Production:
Natural gas (Mcf)	5,384,204	3,770,877	1,613,327	43%
NGLs (Bbls)	110,353	43,885	66,468	151%
Oil (Bbls)	53,847	4,905	48,942	998%
Equivalents (Mcfe)	6,369,404	4,063,617	2,305,787	57%
Equivalents per day (Mcfe/d)	69,993	44,655	25,338	57%
Realized prices:
Natural gas ( per Mcf)	$2.42	$2.78	$(0.36)	-13%
NGLs ( per Bbl)	$29.07	$23.54	$5.53	23%
Oil ( per Bbl)	$93.00	$61.94	$31.06	50%
Equivalents (per Mcfe)	$3.34	$2.91	$0.43	15%
Average Realized Price After Effects of Derivative Settlements:
Natural gas (Mcf)	$3.43	$3.30	$0.13	4%
Revenues:
Royalty revenue	$17,813	$10,306	$7,507	73%
Gain (loss) on commodity derivative instruments	10,984	10,726	258	2%
Lease bonus and other revenue	280	85	195	229%
Total revenue	29,077	21,117
Operating expenses:
General and administrative	4,379	9,596	(5,217)	-54%
Management fees	15,841	2,173	13,668	629%
Depletion, depreciation and accretion	10,198	5,978	4,220	71%
Total operating expenses	30,418	17,747
Operating income (loss)	(1,341)	3,370
Other expense:
Loss on extinguishment of debt	21,722	3,839	17,883	466%
Change in fair value of earnout liability	1,694	-	1,694	*
Interest expense, net	5,034	4,345	689	16%
Total other expense	28,450	8,184
Income (loss) before income taxes	(29,791)	(4,814)
Provision for (benefit from) income taxes	9,414	(4,595)	14,009	-305%
Net income (loss)	(39,205)	(219)
Net (income) loss attributable to non-controlling interests	115	-
Earnings allocated to participating securities	(4,420)	(2,367)
Net income (loss) attributable to common stockholders	$(43,510)	$(2,586)

Revenue

Our consolidated revenues for the three months ended June 30, 2026, increased $8.0 million, as compared to the three months ended June 30, 2025. The increase in revenues was primarily due to an increase in natural gas, NGL and oil royalty revenue, an increase in gains from our commodity derivatives and an increase in lease bonus revenue. The increase in royalty revenues was primarily due to an increase in our production volumes of 57% from the acquisitions of additional mineral and royalty interests.

Natural gas revenues for the three months ended June 30, 2026, increased $2.5 million, or 24%, compared to the three months ended June 30, 2025. Natural gas production volumes increased 43% to 59,167 Mcf/day, resulting in a $3.9 million increase in natural gas sales primarily due to acquisitions of additional mineral and royalty interests. Realized natural gas prices decreased 13% to $2.42 per Mcf, resulting in a decrease in revenue of $0.6 million. The increase in revenue was partially offset by an increase in gathering, transportation and marketing expenses of $0.6 million.

NGLs revenues for the three months ended June 30, 2026, increased $2.2 million, or 211%, compared to the three months ended June 30, 2025. NGLs production volumes increased 151% to 1,213 Bbls/day, resulting in an approximately $1.9 million increase in NGLs sales. Realized NGLs prices increased 23% to $29.07 per Bbl, resulting in an increase in revenue of approximately $0.4 million. The increase in NGLs revenue was partially offset by an increase in gathering, transportation and marketing expenses of $0.3 million.

Oil revenues for the three months ended June 30, 2026, increased $4.7 million, compared to the three months ended June 30, 2025. Oil production volumes increased to 592 Bbls/day, resulting in a $4.6 million increase in oil sales. Realized oil prices increased 50% to $93.00 per Bbl, resulting in an increase in revenue of approximately $1.5 million. The increase in oil revenue was partially offset by an increase in gathering, transportation and marketing expenses of $0.7 million.

Commodity derivative gains totaled $11.0 million for the three months ended June 30, 2026, as compared to gains of $10.7 million for the three months ended June 30, 2025. The increase in commodity derivative gains of $0.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was due to changes in commodity prices.

Lease bonus revenue increased $0.2 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Operating expenses

General and administrative expenses for the three months ended June 30, 2026, decreased $5.2 million, or 54%, as compared to the three months ended June 30, 2025. The decrease was primarily attributable to a $6.2 million decrease in legal and professional expenses and a $0.4 million decrease in employee costs related to one-time transaction expenses, partially offset by a $0.9 million increase in stock based compensation, a $0.1 million increase in software expense, a $0.1 million increase in subscriptions expense, a $0.1 million in insurance expense, and a $0.1 million increase in travel-related expenses.

Management fees for the three months ended June 30, 2026, increased $13.7 million, or 629%, compared to the three months ended June 30, 2025. Management fees paid to WHIC Manager are calculated as a percentage of assets under management and a percentage of all distributions paid to the Company shareholders and each continue to increase as the Company continues to issue equity and make additional acquisitions. In addition, the Company paid a $13.5 million Liquidity Incentive Fee to WHIC Manager in connection with the IPO during the three months ended June 30, 2026.

Depletion, depreciation and accretion for the three months ended June 30, 2026, increased $4.2 million, or 71%, compared to the three months ended June 30, 2025. The increase was due to a 57% increase in quarter-over-quarter production volumes and a higher depletion rate, which increased to $1.60 per Mcfe for the three months ended June 30, 2026 from $1.47 per Mcfe for the three months ended June 30, 2025.

Other Income and Expenses

Interest expense relates to interest incurred on borrowings under our various credit facilities. The increase for the three months ended June 30, 2026, of $0.7 million, or 16%, compared to the three months ended June 30, 2025 was primarily due to a higher average amount outstanding under our Senior Notes.

Loss on extinguishment of debt for the three months ended June 30, 2026, increased $17.9 million, compared to the three months ended June 30, 2025. During the three months ended June 30, 2026, the Company amended the Senior Notes which was accounted for as an extinguishment and historical deferred financing costs were expensed. In addition, the Company incurred prepayment penalties as part of the repayments made on the Senior Notes during the quarter.

Change in fair value of earnout liability of $1.7 million for the three months ended June 30, 2026 relates to changes in fair value of the Earnout Amount.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Consolidated Results

The following tables summarize our consolidated revenue and expenses and production data for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Variance
	(dollars in thousands, except for realized prices)
Production:
Natural gas (Mcf)	10,497,282	6,078,707	4,418,575	73%
NGLs (Bbls)	180,915	73,976	106,939	145%
Oil (Bbls)	95,158	5,812	89,346	*
Equivalents (Mcfe)	12,153,720	6,557,435	5,596,285	85%
Equivalents per day (Mcfe/d)	67,148	36,229	30,919	85%
Realized prices:
Natural gas ( per Mcf)	$3.55	$3.09	$0.46	15%
NGLs ( per Bbl)	$26.78	$25.15	$1.63	6%
Oil ( per Bbl)	$80.56	$67.06	$13.50	20%
Equivalents (per Mcfe)	$4.10	$3.21	$0.89	28%
Average Realized Price After Effects of Derivative Settlements:
Natural gas (Mcf)	$3.53	$3.33	$0.20	6%
Revenues:
Royalty revenue	$43,429	$18,345	$25,084	137%
Gain (loss) on commodity derivative instruments	5,675	1,852	3,823	206%
Lease bonus and other revenue	797	87	710	816%
Total revenue	49,901	20,284
Operating expenses:
General and administrative	7,971	10,487	(2,516)	-24%
Management fees	18,822	3,596	15,226	423%
Depletion, depreciation and accretion	19,863	9,177	10,686	116%
Total operating expenses	46,656	23,260
Operating income (loss)	3,245	(2,976)
Other expense:
Loss on extinguishment of debt	21,722	3,839	17,883	466%
Change in fair value of earnout liability	1,694	-	1,694	*
Interest expense, net	11,031	6,092	4,939	81%
Total other expense	34,447	9,931
Income (loss) before income taxes	(31,202)	(12,907)
Provision for (benefit from) income taxes	9,066	(4,595)	13,661	-297%
Net income (loss)	(40,268)	(8,312)
Net (income) loss attributable to non-controlling interests	115	-
Earnings allocated to participating securities	(5,507)	(3,540)
Net income (loss) attributable to common stockholders	$(45,660)	$(11,852)

Revenue

Our consolidated revenues for the six months ended June 30, 2026, increased $29.6 million, as compared to the six months ended June 30, 2025. The increase in revenues was primarily due to an increase in natural gas, NGL and oil royalty revenue, an increase in gains from our commodity derivatives and an increase in lease bonus revenue. The increase in royalty revenues was primarily due to an increase in our production volumes of 85% from the acquisitions of additional mineral and royalty interests.

Natural gas revenues for the six months ended June 30, 2026, increased $18.5 million, or 98%, compared to the six months ended June 30, 2025. Natural gas production volumes increased 73% to 57,996 Mcf/day, resulting in a $15.7 million increase in natural gas sales primarily due to acquisitions of additional mineral and royalty interests. Realized natural gas prices increased 15% to $3.55 per Mcf, resulting in an increase in revenue of $2.0 million. The increase in revenue was partially offset by an increase in gathering, transportation and marketing expenses of $2.4 million.

NGLs revenues for the six months ended June 30, 2026, increased $3.0 million, or 160%, compared to the six months ended June 30, 2025. NGLs production volumes increased 145% to 1,000 Bbls/day, resulting in an approximately $2.9 million increase in NGLs sales. Realized NGLs prices increased 6% to $26.78 per Bbl, resulting in an increase in revenue of approximately $0.2 million. The increase in NGLs revenue was partially offset by an increase in gathering, transportation and marketing expenses of $0.4 million.

Oil revenues for the six months ended June 30, 2026, increased $7.3 million, compared to the six months ended June 30, 2025. Oil production volumes increased to 526 Bbls/day, resulting in a $7.2 million increase in oil sales. Realized oil prices increased 20% to $80.56 per Bbl, resulting in an increase in revenue of approximately $1.2 million. The increase in oil revenue was partially offset by an increase in gathering, transportation and marketing expenses of $0.9 million.

Commodity derivative gains totaled $5.7 million for the six months ended June 30, 2026, as compared to gains of $1.9 million for the six months ended June 30, 2025. The increase in commodity derivative gains of $3.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due to changes in commodity prices.

Lease bonus revenue increased $0.7 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for releasing.

Operating expenses

General and administrative expenses for the six months ended June 30, 2026, decreased $2.5 million, or 24%, as compared to the six months ended June 30, 2025. The decrease was primarily attributable to a $5.5 million decrease in legal and professional expenses related to one-time transaction expenses, partially offset by a $1.4 million increase in stock based compensation, a $0.5 million increase in employee and director expenses related to the growth of the Company, a $0.1 million increase in franchise taxes, a $0.2 million increase in software expense, a $0.2 million increase in subscriptions expense, a $0.2 million increase in insurance expenses, and a $0.2 million increase in travel-related expenses.

Management fees for the six months ended June 30, 2026, increased $15.2 million, or 423%, compared to the six months ended June 30, 2025. Management fees paid to WHIC Manager are calculated as a percentage of assets under management and a percentage of all distributions paid to the Company shareholders and each continue to increase as the Company continues to issue equity and make additional acquisitions. In addition, the Company paid a $13.5 million Liquidity Incentive Fee to WHIC Manager in connection with the IPO during the six months ended June 30, 2026.

Depletion, depreciation and accretion for the six months ended June 30, 2026, increased $10.7 million, or 116%, compared to the six months ended June 30, 2025. The increase was due to a 85% increase in year-over-year production volumes and a higher depletion rate, which increased to $1.63 per Mcfe for the six months ended June 30, 2026 from $1.40 per Mcfe for the six months ended June 30, 2025.

Other Income and Expenses

Interest expense relates to interest incurred on borrowings under our various credit facilities. The increase for the six months ended June 30, 2026, of $4.9 million, or 81%, compared to the six months ended June 30, 2025 was primarily due to a higher average amount outstanding under our Senior Notes.

Loss on extinguishment of debt for the six months ended June 30, 2026, increased $17.9 million, compared to the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company amended the Senior Notes which was accounted for as an extinguishment and historical deferred financing costs were expensed. In addition, the Company incurred prepayment penalties as part of the repayments made on the Senior Notes during the quarter.

Change in fair value of earnout liability of $1.7 million for the six months ended June 30, 2026 relates to changes in fair value of the Earnout Amount.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been from capital raised from third-party investors, cash flows from operations and proceeds from the issuance of our Senior Notes. Following the completion of the IPO, we expect our primary sources of liquidity to be the proceeds retained from the IPO, cash flows from operations, proceeds drawn on our Revolving Credit Facility and proceeds from any future issuances of debt or equity securities. Future sources of liquidity may also include other credit facilities we may enter into in the future and/or additional issuances of debt or equity securities. Historically, our primary uses of cash have been for the acquisition of mineral and royalty interests, the reduction of outstanding debt balances and the payment of dividends, and we expect our primary uses of cash going forward to be for the acquisition of mineral and royalty interests, the reduction of outstanding debt balances and the payment of dividends. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, legislative, regulatory and other factors. In addition, there can be no assurance that we will pay any dividends to holders of our Class A common stock or preferred stock, or as to the amount of any such dividends. For a discussion of these risks, please refer to the “Risk Factors” section of our Registration Statement on Form S-1/A.

We believe internally generated cash flows from operations and access to capital markets will provide us with sufficient liquidity and financial flexibility to meet our cash requirements, including normal operating needs, debt service obligations, our return of capital program, and capital expenditures, for at least the next 12 months and allow us to continue to execute our strategy of acquiring attractive mineral and royalty interests that will position us to grow our cash flows and return capital to our stockholders. As an owner of mineral and royalty interests, we incur the initial cost to acquire our interests but thereafter do not incur any drilling or completion capital expenditures, which are entirely borne by the E&P operators and the other working interest owners. As a result, our only capital expenditures are related to our acquisition of additional mineral and royalty interests, and we have no subsequent capital expenditure requirements related to acquired properties. The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the number and size of acquisition opportunities, our cash flows from operating, investing and financing activities and our ability to integrate acquisitions. We periodically assess changes in current and projected cash flows, acquisition and divestiture activities, and other factors to determine the effects on our liquidity. Our ability to generate cash flow is subject to a number of factors, many of which are beyond our control, including commodity prices, weather and general economic, financial and competitive, legislative, regulatory and other factors. We believe our cash flows from operations will be sufficient to fund our operating expenses, debt service obligations, and dividend payments for the next 12 months without accessing the capital markets. However, if we require additional capital for acquisitions or other reasons, we may raise such capital through additional borrowings, asset sales, offerings of equity and debt securities or other means. If we are unable to obtain funds needed or on acceptable terms, we may not be able to complete acquisitions that are favorable to us. There can be no assurance that capital markets financing will be available on favorable terms, or at all.

As of June 30, 2026 and December 31, 2025, our cash and cash equivalents was $13.2 million and $29.0 million, respectively.

Cash Flows for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025 (in thousands):

	For the six months ended June 30,
	2026	2025
Net cash flows provided by (used in):
Operating activities	$6,702	$(3,969)
Investing activities	(39,718)	(307,785)
Financing activities	17,256	319,380

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2026 were $6.7 million as compared to cash flows used in operating activities of $4.0 million for the six months ended June 30, 2025. The increase was primarily a result of the increase in our production of 85% due to acquisitions and an increase of 28% in our realized prices.

Investing Activities

Cash flows used in investing activities totaled $39.7 million for the six months ended June 30, 2026, as compared to $307.8 million for the six months ended June 30, 2025, a decrease of $268.1 million due to the variance in our acquisitions of oil and gas properties, net of purchase price adjustments.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2026 totaled $17.3 million as compared to cash flows provided by financing activities of $319.4 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, cash flows provided by financing activities was primarily related to $270.7 million of proceeds raised from the issuance of common and preferred stock. This was partially offset by dividends of $8.9 million paid to common and preferred stockholders during the six months ended June 30, 2026, common and preferred stock redemptions of $48.8 million, and $187.4 million repayments of the Senior Notes.

During the six months ended June 30, 2025, cash flows provided by financing activities was primarily related to $182.8 million of additional proceeds from our Senior Notes, net of repayments, and $169.3 million of proceeds raised from the issuance of common and preferred stock. This was partially offset by preferred stock redemptions of $19.0 million and dividends of $7.8 million paid to common and preferred stockholders during the six months ended June 30, 2025.

Critical Accounting Policies and Related Estimates

The discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimates and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations.

We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the facts and circumstances at the time the estimates are made. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. There can be no assurance that actual results will not differ from those estimates and assumptions. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Changes in estimates are accounted for prospectively.

Our estimates and classification of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering, and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions. These factors and assumptions include historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil and estimates of the future net cash flows may vary substantially.

Any significant variance in the assumptions could materially affect the estimated quantity of reserves, which could affect the carrying value of our natural gas and oil properties and/or the rate of depletion related to natural gas and oil properties.

Gas and Oil Properties

We use the successful efforts method of accounting for natural gas and oil producing properties, as further defined under Accounting Standards Codification 932, Extractive Activities—Oil and Natural Gas. Under this method, costs to acquire mineral interests in natural gas and oil properties are capitalized. The costs of non-producing mineral interests and associated acquisition costs are capitalized as unproved properties pending the results of leasing efforts and drilling activities of E&P operators on our interests. As unproved properties are determined to have proved reserves, the related costs are transferred to proved gas and oil properties. Capitalized costs for proved natural gas and oil mineral interests are depleted on a unit-of-production basis over total proved reserves. For depletion of proved gas and oil properties, interests are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic conditions.

Impairment of Gas and Oil Properties

We evaluate our proved properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, we compare the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future net cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future net cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods.

Unproved gas and oil properties are assessed periodically for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed based on when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include, but are not limited to, commodity price outlooks, current and future operator activity, and analysis of recent mineral transactions in the surrounding area.

Crude Oil, Natural Gas and NGLs Reserve Quantities and Standardized Measure of Gas and Oil

Our estimates of natural gas, crude oil and NGLs reserves and associated future net cash flows are prepared or audited by our independent reservoir engineers. The SEC has defined proved reserves as the estimated quantities of gas and oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating crude oil, natural gas and NGLs reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.

There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGLs reserves. Crude oil, natural gas and NGLs reserve engineering is a process of estimating underground accumulations of crude oil, natural gas and NGLs that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify positive or negative revisions of reserve estimates.

Revenue Recognition

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, oil, and natural gas liquids sales from third-party operators may not be received for 30 to 120 days after the date production is delivered. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded based upon our royalty interest. Where available, historical actual data is used to calculate volume estimates for wells operated by third parties. If historical actual data is not available for these wells, engineering estimates are used to calculate expected volumes. As such, estimated volumes utilized in period end royalty income accruals are subject to revision as additional actual data becomes available and such revisions may have a material impact on our results of operations and our royalty income receivables. Pricing estimates are based upon actual prices realized in an area by adjusting the market price for the average basis differential from market on a basin-by-basin basis. We record the differences between our estimates and the actual amounts received for royalties from third parties in the month that payment is received from the operator. We have existing internal controls for our royalty income estimation process and related accruals, but actual third-party royalty income in future periods could differ materially from estimated amounts. Identified differences between our accrued revenue estimates and actual revenue received historically have not been significant.

Natural gas, NGLs and oil revenues from our mineral and royalty interests are recognized when control transfers at the wellhead.

We also earn revenue related to lease bonuses by leasing our mineral interests to E&P operators. We recognize lease bonus revenue when the lease agreement has been executed and payment is determined to be collectible.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates and operator credit risk as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas and oil prices and interest rates and operator credit risk. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the crude oil, natural gas and NGLs production of our E&P operators, which affects the royalty payments we receive from our E&P operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for crude oil, natural gas and NGL production has been volatile historically and we expect this volatility to continue in the future. The prices that our E&P operators receive for production depend on many factors outside of our or their control.

A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.5 million change in our natural gas revenues for the three months ended June 30, 2026. A $1.00 per Bbl change in NGLs and oil prices would have resulted in a $0.2 million change in our NGLs and oil revenues for the three months ended June 30, 2026. Royalties on natural gas sales, NGL sales and oil contributed 61%, 14% and 23%, respectively, of our total royalty revenues for the three months ended June 30, 2026.

A $0.10 per Mcf change in our realized natural gas price would have resulted in a $1.0 million change in our natural gas revenues for the six months ended June 30, 2026. A $1.00 per Bbl change in NGLs and oil prices would have resulted in a $0.3 million change in our NGLs and oil revenues for the six months ended June 30, 2026. Royalties on natural gas sales, NGL sales and oil contributed 74%, 9% and 15%, respectively, of our total royalty revenues for the six months ended June 30, 2026.

We may enter into derivative instruments from time to time, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows related to certain of our acquisitions. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices. Refer to “Note 4—Commodity Derivative Financial Instruments” for further information.

Operator Credit Risk

Our principal exposures to credit risk are through receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators is acceptable.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Senior Notes which bears interest at a floating rate. The weighted average annual interest rate incurred on our borrowings under the Senior Notes during the six months ended June 30, 2026 was 10.3%. We estimate that an increase of 1.0% in the average interest rate during the six months ended June 30, 2026 would have resulted in an approximately $1.1 million increase in interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

In connection with the preparation of our unaudited consolidated financial statements for the three months ended March 31, 2026, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate. These material weaknesses relate to: (a) controls over the quarterly close and account reconciliations process related to the reconciliation of related party balances were not designed at a sufficient level of precision to prevent or detect material misstatements in a timely manner; and (b) controls over business combinations did not contain a control specific to the recording of post combination adjustments related to the business combination effective date.

We have concluded that these material weaknesses in our internal control over financial reporting were primarily attributable to our business processes, personnel resources, and related internal controls not being sufficiently mature to support the complexity and timeline of financial reporting requirements.

Remediation Plan

We have begun to take, and intend to continue taking, steps to remediate the material weaknesses described above. Our remediation efforts include designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures and internal control over financial reporting. Specifically, we are instituting new and enhanced controls to improve and formalize the level of precision applied to the review of our financial statements, including the development and documentation of detailed review procedures. We are also introducing new documentation controls designed to ensure that sufficient supporting evidence exists to substantiate the amounts and balances included in our financial statements and to confirm that management review procedures were performed. However, these material weaknesses will not be considered remediated until the applicable controls have been in place for a sufficient period of time and have been tested and determined to be operating effectively.

We can give no assurance that additional material weaknesses will not be identified in the future. While we remain an emerging growth company, we are not required to provide an attestation report on internal control over financial reporting from our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but management believes it is remote that pending or threatened legal matters will have a material adverse impact on our financial condition.

Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including the non-payment of royalties. In the opinion of our management, none of these other pending litigations, disputes or claims against us, if decided adversely, will have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of our business activities. For a discussion of these risks, please refer to the “Risk Factors” section of our Registration Statement on Form S-1/A (File No. 333-295743), as filed with the Securities and Exchange Commission on June 5, 2026, which disclosure is incorporated herein by reference. There have been no material changes to the risk factors contained in the Form S-1/A. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Report that was not previously reported in a Current Report on Form 8-K, we sold securities without registration under the Securities Act of 1933, as amended, as described in Item 15 of our Registration Statement on Form S-1/A (File No. 333-295743), filed with the Securities and Exchange Commission on June 5, 2026, which disclosure is incorporated herein by reference.

Use of Proceeds

On June 9, 2026, we completed our initial public offering (“IPO”) of 8,479,532 shares of our Class A Common Stock at an initial public offering price of $26.00 per share, which included the partial exercise of the underwriters’ over-allotment option of 779,532 shares. Our Registration Statement on Form S-1 (File No. 333-295743) was declared effective by the SEC on June 8, 2026.

We received aggregate gross proceeds from our IPO of approximately $220.5 million. After deducting underwriting discounts and commissions of approximately $15.4 million and other offering expenses of approximately $6.3 million, we received net proceeds of approximately $198.8 million.

The following table sets forth the uses of the net proceeds from our IPO as of June 30, 2026:

Use of Proceeds	Amount (in thousands)
Repayment of Senior Notes	$150,150
Repayment of Series D Preferred Stock	37,780
Repayment of Series B Preferred Stock	10,182
General corporate purposes (including acquisitions)	678

Total	$198,790

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC on June 9, 2026 pursuant to Rule 424(b)(4).

Issuer Purchase of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
April 1, 2026 - April 30, 2026	-	$-
May 1, 2026 - May 31, 2026	-	$-
June 1, 2026 - June 30, 2026	2,735	$27.65
2,735
(1)
The total number of shares purchase includes 2,735 shares repurchased representing shares of our Class A Common Stock transferred to us in order to satisfy tax withholding obligations incurred upon vesting of share-based compensation awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Information Required to be Disclosed on Form 8-K

On August 12, 2026, we filed a Form 8-K disclosing, among other things, (i) entry in that certain Purchase and Sale Agreement, dated August 12, 2026, by and among Three Rivers Royalty II, LLC, Cypress Mineral Partners, LLC, WhiteHawk Income Marcellus LLC and WhiteHawk Income Haynesville LLC (the “PSA”) and (ii) entry into Equity Commitment Letters (“ECLs”) with certain investors for commitments to purchase our Series E Preferred Stock (a series to be designated in the event the commitments are called by us). In lieu of filing the PSA, form of ECLs and form of Certificate of Designations for Series E Preferred Stock as exhibits on Form 8-K, we have filed these documents as exhibits 2.1, 10.8 and 3.3, respectively, to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
2.1*+	Purchase and Sale Agreement, dated August 12, 2026, by and among Three Rivers Royalty II, LLC, Cypress Mineral Partners, LLC, WhiteHawk Income Marcellus LLC and WhiteHawk Income Haynesville LLC.
3.1

Amended and Restated Certificate of Incorporation of WhiteHawk Minerals Corp. (incorporated by reference to Exhibit 3.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).

3.2	Amended and Restated Bylaws of WhiteHawk Minerals Corp. (incorporated by reference to Exhibit 3.2 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).
3.3+	Form of Certificate of Designations of Series E Preferred Stock of WhiteHawk Minerals Corp. (to be effective upon of the Series E Preferred Stock offering described herein).
10.1+	Contribution Agreement, dated June 9, 2026, by and between the Company, WhiteHawk OpCo, the Management Contributor and ManagementCo.
10.2

Amended and Restated Limited Partnership Agreement of WhiteHawk OpCo, dated June 10, 2026, by and among WhiteHawk OpCo, OP GP and its Limited Partners (as defined therein) (incorporated by reference to Exhibit 10.2 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).

10.3

Registration Rights Agreement, dated June 10, 2026, by and among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.3 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).

10.4

First Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2026, among WhiteHawk Income Corporation, as Parent, WhiteHawk Income Operating Partnership L.P., as Borrower, Capital One, National Association, as Administrative Agent and Issuing Bank, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).

10.5

Employment Agreement, dated June 10, 2026, by and between Daniel Herz, WhiteHawk Minerals Corp., WhiteHawk Income Operating Partnership L.P. and any subsidiaries or affiliates as may employ Mr. Herz from time to time. (incorporated by reference to Exhibit 10.5 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).

10.6

Employment Agreement, dated June 10, 2026, by and between Jeffrey Slotterback, WhiteHawk Minerals Corp., WhiteHawk Income Operating Partnership L.P. and any subsidiaries or affiliates as may employ Mr. Slotterback from time to time. (incorporated by reference to Exhibit 10.6 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).

10.7

Employment Agreement, dated June 10, 2026, by and between Stephen Pilatzke, WhiteHawk Minerals Corp., WhiteHawk Income Operating Partnership L.P. and any subsidiaries or affiliates as may employ Mr. Pilatzke from time to time. (incorporated by reference to Exhibit 10.7 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).

10.8+	Form of Equity Commitment Letter.
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 13, 2026	By:	/s/ Daniel Herz
Name: Daniel Herz
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jeffrey Slotterback
Name: Jeffrey Slotterback
Title: Chief Financial Officer (Principal Financial Officer)