Form 10-Q
period 2026-09-30
WhiteHawk Minerals Corp.
filed 2026-11-13
CIK 1921603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 26,669,013 shares of Class A common stock, $0.0001 par value per share, outstanding and there were 3,750,000 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITEHAWK MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$23,663	$28,989
Accounts receivable	8,452	10,176
Short-term derivative asset	14,419	5,349
Other current assets	1,493	1,410
Total current assets	48,027	45,924
Natural gas and oil mineral interests, net - successful efforts method	574,331	460,586
Other property and equipment, net	186	275
Other assets	8,009	353
Total assets	$630,553	$507,138
Liabilities, mezzanine equity and stockholders' equity:
Current liabilities:
Accounts payable	$1,085	$1,177
Accrued liabilities	3,079	1,158
Accrued dividends	-	7,516
Senior notes, current portion	-	6,275
Earnout liability, current portion	9,283	-
Operating lease liabilities, current portion	166	176
Total current liabilities	13,613	16,302
Senior notes, net of unamortized debt issuance costs and current portion	61,742	227,985
Deferred tax liability	-	21,329
Operating lease liabilities, net of current portion	-	121
Earnout liability, net of current portion	13,951	-
Long-term derivative liability	5,717	4,669
Asset retirement obligation	337	316
Total liabilities	95,360	270,722
Commitments and contingencies (See Note 15)
Mezzanine equity:
Series B Preferred stock, $0.0001 par value; 100,000 shares authorized; 46,008 and 35,524 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively, redemption value $46,008 and $35,524, respectively	33,080	27,662
Series E Preferred stock, $0.0001 par value; 50,000 shares authorized; 50,000 and 0 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively, redemption value $50,000 and $0, respectively	49,331	-
Equity:
Class A common stock, $0.0001 par value; 250,000,000 and 7,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 26,669,013 and 6,518,383 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Class T common stock, $0.0001 par value; 0 and 100,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 0 and 66,830 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Class I common stock, $0.0001 par value; 0 and 9,100,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 0 and 8,050,883 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Class B common stock; $0.0001 par value; 100,000,000 and 0 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 3,750,000 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Additional paid in capital	404,217	223,900
Accumulated deficit	(49,078)	(15,146)
Stockholders’ equity in WhiteHawk Minerals Corp.	355,139	208,754
Non-controlling interest	97,643	-
Total equity	452,782	208,754
Total liabilities, mezzanine equity and equity	$630,553	$507,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Royalty revenue	$17,030	$14,430	$60,459	$32,775
Gain (loss) on commodity derivative instruments	3,245	9,346	8,920	11,198
Lease bonus and other revenue	1,197	450	1,994	537
Total revenue	21,472	24,226	71,373	44,510
Operating expenses:
General and administrative	4,571	2,817	12,542	13,304
Management fees	-	2,739	18,822	6,335
Depletion, depreciation and accretion	10,620	8,837	30,483	18,014
Total operating expenses	15,191	14,393	61,847	37,653
Operating income (loss)	6,281	9,833	9,526	6,857
Other expense:
Loss on extinguishment of debt	-	-	21,722	3,839
Change in fair value of earnout liability	(2,683)	-	(989)	-
Interest expense, net	2,163	6,611	13,194	12,703
Income (loss) before income taxes	6,801	3,222	(24,401)	(9,685)
Provision for (benefit from) income taxes	(91)	1,171	8,975	(3,424)
Net income (loss)	6,892	2,051	(33,376)	(6,261)
Net (income) loss attributable to non-controlling interests	(671)	-	(556)	-
Earnings allocated to participating securities	(2,272)	(2,089)	(7,489)	(5,634)
Net income (loss) attributable to common stockholders	$3,949	$(38)	$(41,421)	$(11,895)

Net Income (loss) per common share attributable to common stockholders:
Common shares - basic and diluted	$0.16	$(0.00)	$(2.22)	$(1.75)
Weighted average number of shares outstanding:
Common shares - basic and diluted	24,108	10,246	18,698	6,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY

(In thousands)

(Unaudited)

nine months ended September 30, 2026

	Mezzanine Equity						Equity
	Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Class A Common Stock		Class T Common Stock		Class I Common Stock		Class B Common Stock				Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Non- Controlling Interest	Earnings (Accumulated Deficit)	Total Equity
Balance at December 31, 2025	35	$27,662	-	$-	-	$-	6,518	$-	67	$-	8,051	$-	—	$-	$223,900	$-	$(15,146)	$208,754
Issuance of common stock	-	-	-	-	-	-	147	-	-	-	110	-	—	-	6,133	-		6,133
Common stock redemption	-	-	-	-	-	-	(5)	-	-	-	-	-	-	-	(109)	-	-	(109)
Issuance of Series B Preferred Stock	14	13,105	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series D Preferred Stock	-	-	37	37,780	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock receivable	-	(1,106)	-	(750)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Equity issuance costs	-	(1,223)	-	-	-	-	-	-	-	-	-	-	-	-	(534)	-	-	(534)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,661)	-	-	(4,661)
Preferred stock dividends	-	(795)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	483	-	-	483
Dividend equivalent rights paid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26)	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,063)	(1,063)
Balance at March 31, 2026	49	$37,643	37	$37,030	-	$-	6,660	$-	67	$-	8,161	$-	—	$-	$225,186	$-	$(16,209)	$208,977
Issuance of common stock	-	-	-	-	-	-	249	-	-	-	194	-	-	-	10,594	-	-	10,594
Common stock redemption	-	-	-	-	-	-	(9)	-	-	-	(26)	-	-	-	(745)	-	-	(745)
Vested restricted stock grants	-	-	-	-	-	-	19	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series B Preferred Stock	8	8,619	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series D Preferred Stock	-	-	-	750	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series B Preferred Stock	(10)	(10,182)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series D Preferred Stock	-	-	(37)	(37,768)	-	-	-	-	-	-	-	-	-	-	(3,034)	-	-	(3,034)
Initial public offering	-	-	-	-	-	-	8,480	-	-	-	-	-	-	-	220,468	-	-	220,468
Reclassification	-	-	-	-	-	-	8,396	-	(67)	-	(8,329)	-	-	-	-	-	-	-
Internalization (Note 4)	-	-	-	-	-	-	-	-	-	-	-	-	3,750	-	(97,303)	97,500	-	197
Equity issuance costs	-	(853)	-	(12)	-	-	-	-	-	-	-	-	-	-	(22,272)	-	-	(22,272)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	-	(1)
Preferred stock dividends	-	(464)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	925	-	-	925
Dividend equivalent rights paid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26)	-	-	(26)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(115)	(39,090)	(39,205)
Balance at June 30, 2026	47	$34,763	—	$-	—	$-	23,795	$-	—	$-	—	$-	3,750	$-	$333,792	$97,385	$(55,299)	$375,878
Issuance of common stock	-	-	-	-	-	-	2,874	-	-	-	-	-	-	-	75,000	-	-	75,000
Issuance of Series E Preferred Stock	-	-	-	-	50	50,000	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Preferred Stock	(1)	(437)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Equity issuance costs	-	-	-	-	-	(559)	-	-	-	-	-	-	-	-	(2,808)	-	-	(2,808)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,617)	-	-	(2,617)
Preferred stock dividends	-	(1,246)	-	-	-	(110)	-	-	-	-	-	-	-	-	-	-	-	-
Distributions to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(413)	-	(413)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,065	-	-	1,065
Dividend equivalent rights paid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(215)	-	-	(215)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	671	6,221	6,892
Balance at September 30, 2026	46	$33,080	—	$-	50	$49,331	26,669	$-	—	$-	—	$-	3,750	$-	$404,217	$97,643	$(49,078)	$452,782

WHITEHAWK MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND EQUITY

(In thousands)

(Unaudited)

nine months ended September 30, 2025

	Mezzanine Equity						Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class T Common Stock		Class I Common Stock			Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Earnings (Accumulated Deficit)	Total Equity
Balance at December 31, 2024	19	$13,308	10	$7,917	-	$-	2,635	$-	38	$-	1,918	$-	$82,128	$(11,561)	$70,567
Issuance of common stock	-	-	-	-	-	-	113	-	6	-	89	-	4,979	-	4,979
Issuance of Series B Preferred Stock	-	-	4	4,287	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series C Preferred Stock	-	-	-	-	56	56,000	-	-	-	-	-	-	-	-	-
Redemption of Series A Preferred Stock	(19)	(12,514)	-	-	-	-	-	-	-	-	-	-	(6,486)	-	(6,486)
Equity issuance costs	-	-	-	(460)	-	-	-	-	-	-	-	-	(270)	-	(270)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(2,247)	-	(2,247)
Preferred stock dividends	-	(794)	-	(370)	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,093)	(8,093)
Balance at March 31, 2025	-	$-	14	$11,374	56	$56,000	2,748	$-	44	$-	2,007	$-	$78,104	$(19,654)	$58,450
Issuance of common stock	-	-	-	-	-	-	848	-	6	-	3,615	-	103,830	-	103,830
Common stock redemption	-	-	-	-	-	-	(6)	-	-	-	-	-	(140)	-	(140)
Issuance of Series B Preferred Stock	-	-	5	4,088	-	-	-	-	-	-	-	-	-	-	-
Equity issuance costs	-	-	-	(392)	-	-	-	-	-	-	-	-	(2,734)	-	(2,734)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(3,809)	-	(3,809)
Preferred stock dividends	-	-	-	(310)	-	(2,041)	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(219)	(219)
Balance at June 30, 2025	-	$-	19	$14,760	56	$53,959	3,590	$-	50	$-	5,622	$-	$175,251	$(19,873)	$155,378
Issuance of common stock	-	-	-	-	-	-	1,960	-	11	-	1,600	-	57,725	-	57,725
Common stock redemption	-	-	-	-	-	-	(5)	-	-	-	-	-	(127)	-	(127)
Stock receivable	-	-	-	-	-	-	-	-	-	-	-	-	(7,265)	-	(7,265)
Issuance of Series B Preferred Stock	-	-	7	7,510	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series C Preferred Stock	-	-	-	-	(39)	(39,200)	-	-	-	-	-	-	-	-	-
Equity issuance costs	-	-	-	(866)	-	-	-	-	-	-	-	-	(3,002)	-	(3,002)
Common stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(3,767)	-	(3,767)
Preferred stock dividends	-	-	-	(718)	-	(1,520)	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	2,051	2,051
Balance at September 30, 2025	-	$-	26	$20,686	17	$13,239	5,545	$-	61	$-	7,222	$-	$218,815	$(17,822)	$200,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$(33,376)	$(6,261)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on commodity derivative instruments	(5,613)	(5,066)
Depletion, depreciation and accretion	30,483	18,014
Stock-based compensation	2,473	-
Amortization of debt issuance costs	1,006	550
Loss on extinguishment of debt	21,722	3,839
Change in fair value of earnout liability	(989)	-
Deferred income taxes	5,932	(4,276)
Changes in operating assets and liabilities (net of assets and liabilities acquired)
Accounts receivable	1,724	512
Other current assets	(83)	(312)
Other assets	(373)	1,156
Accounts payable	(92)	(1,130)
Accrued liabilities and other liabilities	(5,726)	1,558
Net cash provided by (used in) operating activities	17,088	8,584
Cash flows from investing activities:
Purchases of oil and gas properties, net of post-close adjustments	(146,527)	(115,003)
Internalization, net of cash acquired	(2,882)	-
Acquisition of PHX, net of cash acquired	-	(194,616)
Net cash provided by (used in) investing activities	(149,409)	(309,619)
Cash flows from financing activities:
Proceeds from Senior Notes	-	186,000
Repayment of Senior Notes	(193,685)	(7,025)
Deferred financing costs	(8,803)	(5,791)
Proceeds from the issuance of common stock, net	286,581	152,670
Proceeds from the issuance of Series B preferred stock, net	18,541	14,168
Proceeds from the issuance of Series C preferred stock, net	-	56,000
Proceeds from the issuance of Series D preferred stock, net	37,768	-
Proceeds from the issuance of Series E preferred stock, net	49,440	-
Common stock redemptions	(854)	(267)
Series A Preferred Stock redemptions	-	(19,000)
Series B Preferred Stock redemptions	(10,619)	-
Series C Preferred Stock redemptions	-	(39,200)
Series D Preferred Stock redemptions	(37,780)	-
Dividends paid to Series A Preferred Stock	-	(794)
Dividends paid to Series B Preferred Stock	(2,504)	(1,219)
Dividends paid to Series C Preferred Stock	-	(3,561)
Dividends paid to Series D Preferred Stock	(3,022)	-
Dividends paid to Series E Preferred Stock	(109)	-
Distributions paid to non-controlling interests	(413)	-
Dividends paid to common stockholders	(7,279)	(7,500)
Dividend equivalent rights paid	(267)	-
Net cash provided by (used in) financing activities	126,995	324,481
Net increase (decrease) in cash and cash equivalents	(5,326)	23,446
Cash and cash equivalents, beginning of period	28,989	5,330
Cash and cash equivalents, end of period	$23,663	$28,776
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,188	$12,681
Cash paid for income taxes	$1,943	$13
Non-cash investing and financing activities:
Dividends paid to common stockholders through common stock issuances pursuant to the Distribution Reinvestment Plan	$1,534	$589
Common stock dividend	$-	$26,671
Common stock issued but not yet paid	$-	$7,264
Change in dividends declared but not yet paid	$(7,542)	$1,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Presentation

Organization and Description of Business

WhiteHawk Minerals Corp. (the “Company” or “WhiteHawk,” formerly known as WhiteHawk Income Corporation) was formed in February 2022 to acquire, own and manage mineral interests with the objective of generating cash flow from operations that can be distributed to shareholders as dividends and reinvested to expand our base of cash flow generating assets. WhiteHawk is governed by a board of directors (the “Board”). The Company’s primary business objective is to provide a return to investors by owning and acquiring mineral interests in natural gas resources across the U.S. and distributing a meaningful portion of our cash flow to investors as dividends with the potential for capital appreciation.

On June 9, 2026, the Company consummated an initial public offering (“IPO”) of 8,479,532 shares of Class A common stock (“Class A Common Stock”) at $26.00 per share, which included the partial exercise of the underwriters’ over-allotment option for 779,532 shares of Class A Common Stock, generating gross proceeds of $220.5 million. Transaction costs amounted to $21.7 million, consisting of $15.4 million of underwriting fees and $6.3 million of other offering costs.

In conjunction with the IPO, the Company entered into a Contribution Agreement with WhiteHawk Minerals, LLC (“Management Contributor”) for the contribution of all of the outstanding interests in WhiteHawk Management, LLC and WhiteHawk Energy Services LLC (together “ManagementCo”) to WhiteHawk Income Operating Partnership, L.P. (“OpCo”), a subsidiary of the Company, in exchange for common units (“OpCo Interests”) for a total purchase price of $130.0 million (the “Internalization”). After the closing of the Internalization, ManagementCo became a wholly owned subsidiary of OpCo and includes the personnel that historically managed our business on behalf of ManagementCo. The Company is now internally managed and operated by our executive officers and other employees (see Note 4—Internalization).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. All intercompany balances and transactions are eliminated in consolidation.

The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, issued on March 31, 2026, except for Note 3, as to which the date is May 6, 2026.

Principles of Consolidation

These consolidated financial statements reflect the financial condition, results of operations, cash flows and changes in shareholders’ equity of the Company and its consolidated subsidiaries, OpCo, WhiteHawk Income Marcellus, LLC, WhiteHawk Income Haynesville, LLC, WhiteHawk Acquisition, LLC, WhiteHawk VF, LLC, PHX Minerals LLC, WhiteHawk Management, LLC and WhiteHawk Energy Services, LLC for the periods presented. All intercompany balances and transactions are eliminated in consolidation.

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

Accounts Receivable

Accounts receivable represent amounts due to the Company and are uncollateralized, consisting primarily of royalty revenue receivable. Royalty revenue receivable consists of royalties due from operators for oil, natural gas and NGL volumes sold to purchasers. Those purchasers remit payment for production to the operator of the properties and the operator, in turn, remits payment to the Company. Receivables from third parties for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated. The Company routinely reviews outstanding balances, assesses the financial strength of its operators and records a reserve for amounts not expected to be fully recovered, using a current expected credit loss model. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income in the year of recovery, in accordance with the Company’s accounting policy election. The Company did not record any credit losses for the three and nine months ended September 30, 2026, and 2025.

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

Derivative instruments are recognized at fair value. If a right of offset exists under master netting arrangements and certain other criteria are met, derivative assets and liabilities with the same counterparty are netted on the consolidated balance sheets. The Company does not designate its derivative instruments as fair value or cash flow hedges, even though they reduce its exposure to changes in natural gas mineral prices; therefore, gains and losses arising from changes in the fair value of the derivative instruments are recognized in revenue on a net basis in the accompanying consolidated statements of operations within gain (loss) on commodity derivative instruments.

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

We review and evaluate our mineral interests in natural gas mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Proved natural gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. When such events or changes in circumstances occur, we estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and a discount rate commensurate with the risk reflective of the lives remaining for the respective natural gas properties. There was no such impairment of proved natural gas mineral properties for the three and nine months ended September 30, 2026, or 2025.

Unproved properties are also assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, is determined based on management’s assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data. There was no impairment of unproved properties for the three and nine months ended September 30, 2026, or 2025.

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

The Company's earnout liability is classified within Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in determining the fair value. See "Note 4—Internalization" for further information.

Assets and liabilities accounted for at fair value on a non-recurring basis in accordance with Level 3 of the fair value hierarchy include the estimated impairment of oil and natural gas properties, if any, asset retirement obligations and any royalty interest acquired through a business combination during each of the nine months ended September 30, 2026, or 2025.

Debt Issuance Costs

The Company defers costs incurred in connection with borrowings under financing facilities and amortizes them over the life of the related financing on a straight-line basis which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, the Company has deferred and capitalized costs associated with the Company’s credit agreements of $7.9 million and $3.4 million, respectively. These deferred issuance costs will be amortized on a straight-line basis over the duration of the credit agreements. Debt issuance costs include origination, legal and other fees to obtain or issue debt. Debt issuance costs which are related to the Senior Notes are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Debt issuance costs which are related to the Revolving Credit Facility (defined below) are presented in other assets in the balance sheet.

For the three and nine months ended September 30, 2026, the Company amortized $0.5 million and $1.0 million, respectively, of deferred debt issuance costs in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company amortized $0.2 million and $0.6 million, respectively, of deferred debt issuance costs in the accompanying consolidated statements of operations (see Note 8 – Debt).

Leases

The Company determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Operating leases are included in other assets and operating lease liabilities in the consolidated balance sheets. As of September 30, 2026, and December 31, 2025, none of the Company’s leases were classified as financing leases.

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

The lease terms may include periods covered by options to extend the lease when it is reasonably certain that the Company will exercise that option and periods covered by options to terminate the lease when it is not reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company made an accounting policy election not to recognize leases with terms of less than twelve months on the consolidated balance sheets and to recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. In the event that the Company’s assumptions and expectations change, it may have to revise its ROU assets and operating lease liabilities.

Revenue from Contracts with Customers

The Company has the right to receive revenues from natural gas, oil and NGL sales obtained by the operator of the wells in which the Company owns a mineral or royalty interest. Revenue is recognized at the point at which control of the product is transferred to the purchaser. Virtually all of the pricing provisions in the Company’s contracts are tied to a market index.

The Company earns lease bonus income by leasing its mineral interests to exploration, development and production companies. The Company recognizes lease bonus income when a lease agreement has been executed and payment is determined to be collectible.

Royalty Income from Oil, Natural Gas and Natural Gas Liquids Sales

The Company’s oil, natural gas and NGL sales contracts are generally structured whereby the producer of the properties in which the Company owns a mineral or royalty interest sells the Company’s proportionate share of oil, natural gas and NGL production to the purchaser and the Company collects its percentage royalty based on the revenue generated by the sale of the oil, natural gas and NGL. In this scenario, the Company recognizes revenue when control transfers to the purchaser at the wellhead or at the gas processing facility based on the Company’s percentage ownership share of the revenue, net of any deductions for gathering and transportation.

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

The disaggregated revenues from sales of natural gas, oil and NGLs for the three and nine months ended September 30, 2026, and 2025 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Natural gas sales	$14,249	$13,372	$51,548	$32,158
Oil sales	3,986	2,599	11,652	2,989
NGL sales	2,129	1,449	6,975	3,309
Less deductions for gathering, transportation and other	(3,334)	(2,990)	(9,716)	(5,681)
Total royalty revenues	$17,030	$14,430	$60,459	$32,775

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

Concentration of Revenue

Collectability of the Company’s royalty revenues is dependent upon the financial condition of the Company’s operators, the entities they sell their products to, as well as general economic conditions of the industry. During the three and nine months ended September 30, 2026 and 2025, the following operators represented 10% or more of total revenues in at least one of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
EQT Production Company	33%	19%	28%	33%
Range Resources	6%	9%	9%	13%
CNX Gas Company	11%	10%	10%	14%
Total	50%	38%	47%	60%

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

Income Taxes

Under ASC 740, the Company uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. The Company records deferred income taxes on its investments in OpCo using the entire outside basis method. Under this accounting policy, a deferred tax asset or liability is recognized for the temporary difference between the financial reporting carrying amount of the Company’s investment and its tax basis in OpCo. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Share-Based Compensation

Share-based compensation awards are measured at fair value on the date of grant and are expensed, net of any actual forfeitures, over the required service period. See “Note 11—Share-Based Compensation” for additional information.

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

Note 3. Acquisitions

Three Rivers Royalty

In March 2025, the Company doubled its ownership interests in the natural gas mineral assets of Three Rivers Royalty, LLC (the “Seller”) located in southwestern Pennsylvania by purchasing the remaining 50% undivided interest in certain natural gas mineral assets of the Seller for $118.0 million (“Three Rivers Acquisition”). The Company accounted for the transaction as an asset acquisition, allocating $89.9 million of the purchase price to proved natural gas and oil properties, subject to depletion, and $28.1 million to unproved properties.

PHX Minerals

On June 23, 2025, following the completion of the previously announced tender offer, the Company completed the acquisition of PHX Minerals Inc. (“PHX”) through a merger pursuant to the Agreement and Plan of Merger (“Merger Agreement”), dated May 8, 2025, by and among WhiteHawk Merger Sub, Inc., Whitehawk Acquisition, Inc. (“Merger Parent”) and PHX (“PHX Merger”). Upon completion of the merger, PHX became a wholly owned subsidiary of Merger Parent, a wholly owned subsidiary of the Company. The Company acquired PHX in an all-cash transaction that valued PHX at $4.35 per share, or a total value of approximately $194.8 million, including PHX’s net debt. The PHX Merger was accounted for as a business combination using the acquisition method, and therefore, the acquired interests were recorded based on the fair value of the total assets acquired and liabilities assumed on the acquisition date.

Haynesville acquisition

In March 2026, the Company entered into a definitive purchase and sale agreement to acquire natural gas mineral and royalty interests primarily located in the Haynesville Shale in Louisiana and East Texas (“Haynesville Assets”) for approximately $30.6 million. The transaction closed in April 2026. The Company accounted for the transaction as an asset acquisition, allocating $14.7 million of the purchase price to proved natural gas and oil properties, subject to depletion, and $15.9 million to unproved properties.

Ground Game

In addition to our strategic acquisitions of larger, consolidated natural gas mineral packages, we launched a dedicated “ground game” in 2025 that has become an important component of our growth strategy. During the nine months ended September 30, 2026, we have completed 23 such transactions totaling approximately $14.2 million. We expect the ground game to remain a component of our acquisition strategy, with the goal of adding scale consistent with our existing portfolio quality. These acquisitions were each considered asset acquisitions and were funded with cash on hand.

SJM II acquisition

In August 2026, the Company, through certain of its subsidiaries, signed a definitive purchase and sale agreement with Three Rivers Royalty II, LLC and Cypress Mineral Partners, LLC, each an affiliate of San Jacinto Minerals II ("SJM II"), to acquire natural gas mineral and royalty interests in the Appalachian and Haynesville Basins for an aggregate purchase price of $105.0 million (“SJM II Acquisition”), subject to customary adjustments. The transaction closed on September 25, 2026, for aggregate consideration paid at closing of approximately $96.8 million, after giving effect to customary adjustments. The Company funded the purchase price with a combination of net proceeds from the Series E Preferred Stock offering, described below, proceeds from its PIPE Offering, as described below, and cash on hand. The Company accounted for the transaction as an asset acquisition, allocating $49.0 million of the purchase price to proved natural gas and oil properties, subject to depletion, and $50.7 million to unproved properties.

In connection with the SJM II Acquisition, the Company entered into a Securities Purchase Agreement with certain investors, including Daniel Herz, the Company's Chairman, President and Chief Executive Officer (collectively, the "Investors"), pursuant to which the Investors purchased 50,000 shares of the Company's newly designated Series E Preferred Stock, par value $0.0001 per share (the "Series E Preferred Stock"), for aggregate gross proceeds of $50.0 million (see Note 9—Preferred Stock).

Note 4. Internalization

In conjunction with the IPO, the Company entered into a Contribution Agreement with Management Contributor for the contribution of all of the outstanding interests in ManagementCo to OpCo in exchange for OpCo Interests for a total purchase price of $130.0 million (“Internalization Price”). After the closing of the Internalization, ManagementCo became a wholly owned subsidiary of OpCo and includes the personnel that historically managed our business on behalf of ManagementCo. The Company is now internally managed and operated by our executive officers and other employees. The Management Contributor received one share of non-economic voting Class B Common Stock for each OpCo Interest received. The OpCo Interests are redeemable on a one-for-one basis for shares of Class A Common Stock at the option of the holder. Upon the redemption by any Management Contributor of OpCo Interests for shares of Class A Common Stock, a corresponding number of shares of Class B Common Stock held by such Contributor will be canceled. The Company accounted for this transaction in accordance with SEC Staff Accounting Bulletin Topic 5-G (“SAB Topic 5-G”). The transfers of non-monetary assets to the Company by its promoters or major stockholders in exchange for stock were recorded at the Management Contributor’s historical cost basis of $0.1 million. The Company allocated the historical cost to the assembled workforce acquired in the Internalization. This amount is recorded as an intangible asset of less than $0.1 million included in other assets on the balance sheet. In addition, $97.5 million was recorded as non-controlling interests, and $97.3 million was reflected in additional paid-in capital.

Earnout

In addition to the above, pursuant to the Contribution Agreement, the Management Contributor agreed that 25% of the Internalization Price (the “Earnout Amount”) is conditioned upon the Company achieving certain Adjusted EBITDA targets in each of the three 12-month periods from July 1, 2026 to June 30, 2029 (each such 12-month period, an “Earnout Year”) as follows:

Earnout Year ending:	EBITDA Target	Earnout Amount received
June 30, 2027	$106.6 million	One-third
June 30, 2028	$129.0 million	Up to two-thirds (less any Earnout Amount received in the prior Earnout Year)
June 30, 2029	$126.0 million	Up to the entire Earnout Amount (less any Earnout Amount received in prior two Earnout Years)

In addition, if the Company fails to achieve the EBITDA Target in any Earnout Year, the Management Contributor may become entitled to receive a proportionate share of the Earnout Amount if the Company achieves or surpasses the following lower Adjusted EBITDA thresholds (each a “Minimum EBITDA”):

•
$80.2 million for the Earnout Year ending June 30, 2027;
•
$97.0 million for the Earnout Year ending June 30, 2028; and
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

The Management Contributor will also be entitled to receive, in respect of the Earnout Amount, dividend and distribution equivalent payments in an amount equal to the dividends and distributions that would have been paid on the OpCo Interests issuable in respect of the Earnout Amount had such OpCo Interests been outstanding from the closing of the Internalization (the “Earnout DERs”). Any such Earnout DERs not already paid that are attributable to any portion of the Earnout Amount that is ultimately not earned will be forfeited. The Earnout Amount and Earnout DERs are being accounted for under ASC 815 as a derivative liability because each does not qualify for equity classification. The liability is initially measured at fair value, and is classified as current or non-current based on expected settlement timing, with changes in fair value recorded in the statement of operations. The fair value of the earnout liability was estimated utilizing a binomial lattice model using the following range of significant unobservable inputs (Level 3) for the respective periods:

2026
Stock Price	$24.48-$27.82
Volatility	35% - 40%
Risk-free rate	4.11% - 4.91%
Dividend yield	7.19% - 8.17%
Term	2.75 years - 3.06 years

The following is a reconciliation of the beginning and ending balance of the earnout liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2026 (in thousands):

Level 3
Earnout liability
Fair value of earnout liability at IPO	24,223
Change in fair value	1,694
Fair value of earnout liability at June 30, 2026	25,917
Change in fair value	(2,683)
Fair value of earnout liability at September 30, 2026	23,234

Note 5. Commodity Derivative Financial Instruments

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

As of September 30, 2026, the Company’s open derivative contracts consisted of fixed-price swap natural gas contracts and oil contracts. A fixed-price swap contract between the Company and a counterparty specifies a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Company has not designated any of its contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in the consolidated statements of operations in the period of the change. All derivative gains and losses from the Company’s derivative contracts have been recognized in revenue in the Company’s accompanying consolidated statements of operations. Derivative instruments that have not yet been settled in cash are reflected as either derivative assets or liabilities in the Company’s accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

The table below summarizes the fair values and classifications of the Company’s derivative instruments as of September 30, 2026, and December 31, 2025 (in thousands):

		As of September 30, 2026
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Short-term derivative asset	$20,859	$(6,440)	$14,419
Long-term asset	Other assets	7,215	(7,215)	-
Total assets		$28,074	$(13,655)	$14,419
Liabilities:
Current liability	Other current liabilities	$6,440	$(6,440)	$-
Long-term liability	Long-term derivative liability	12,932	(7,215)	5,717
Total liabilities		$19,372	$(13,655)	$5,717

		As of December 31, 2025
Classification	Balance Sheet Location	Gross Fair Value	Effect of Netting	Net Carrying Value
Assets:
Current asset	Short-term derivative asset	$9,557	$(4,208)	$5,349
Long-term asset	Other assets	5,990	(5,990)	-
Total assets		$15,547	$(10,198)	$5,349
Liabilities:
Current liability	Other current liabilities	$4,208	$(4,208)	$-
Long-term liability	Long-term derivative liability	10,659	(5,990)	4,669
Total liabilities		$14,867	$(10,198)	$4,669

Changes in the fair values of the Company’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations and consolidated statements of cash flows and consist of the following for the three and nine months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Unrealized gain (loss) of open non-hedge derivative instruments	$(1,438)	$4,696	$5,613	$5,066
Realized gain (loss) on settlement of non-hedge derivative instruments	4,683	4,650	3,307	6,132
Gain (loss) on commodity derivative instruments	$3,245	$9,346	$8,920	$11,198

The Company had the following open derivative contracts as of September 30, 2026:

Period and Type of Contract	Volume (MMBtu)	Weighted Average Price (Per MMBtu)
Natural Gas NYMEX Fixed Price Swaps:
2026
Fourth Quarter	5,862,000	$4.03
2027
First Quarter	5,197,000	$3.98
Second Quarter	5,035,000	$3.85
Third Quarter	5,088,000	$3.85
Fourth Quarter	5,130,000	$3.85
2028
First Quarter	5,471,000	$3.74
Second Quarter	5,789,000	$3.70
Third Quarter	5,814,000	$3.65
Fourth Quarter	5,792,000	$3.66
2029
First Quarter	4,918,000	$3.64
Second Quarter	3,557,000	$3.56
Third Quarter	2,139,000	$3.60
Fourth Quarter	2,149,000	$3.60
2030
First Quarter	1,384,000	$3.60

Period and Type of Contract	Volume (MMBtu)	Weighted Average Price (Per MMBtu)
Natural Gas TETCO M2 Basis Price Swaps:
2026
Fourth Quarter	1,979,000	$(1.07)
2027
First Quarter	2,035,000	$(1.03)
Second Quarter	1,857,000	$(1.04)
Third Quarter	1,872,000	$(1.03)
Fourth Quarter	1,886,000	$(1.04)
2028
First Quarter	1,929,000	$(0.87)
Second Quarter	1,962,000	$(0.79)
Third Quarter	1,965,000	$(0.80)
Fourth Quarter	1,943,000	$(0.79)
2029
First Quarter	1,499,000	$(0.80)
Second Quarter	291,000	$(1.03)

Period and Type of Contract	Volume (MMBtu)	Weighted Average Price (Per MMBtu)
Natural Gas TETCO M2 Fixed Price Swaps:
2026
Fourth Quarter	966,000	$3.03
2027
First Quarter	900,000	$3.42
Second Quarter	910,000	$2.91
Third Quarter	920,000	$3.02
Fourth Quarter	920,000	$3.02
2028
First Quarter	273,000	$3.88

Period and Type of Contract	Volume (Bbls)	Weighted Average Price (Per Bbl)
WTI NYMEX Fixed Price Swaps:
2026
Fourth Quarter	41,000	$62.04
2027
First Quarter	40,000	$61.74
Second Quarter	38,000	$62.52
Third Quarter	38,000	$62.61
Fourth Quarter	38,000	$62.71
2028
First Quarter	38,000	$62.74
Second Quarter	26,000	$64.41
Third Quarter	27,000	$64.41
Fourth Quarter	27,000	$64.39
2029
First Quarter	9,000	$64.45

Note 6. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value as of September 30, 2026, and December 31, 2025 (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities) – current	$-	$14,419	$-	$14,419
Derivative assets (liabilities) – long-term	-	(5,717)	-	(5,717)
Earnout liability – current	-	-	(9,283)	(9,283)
Earnout liability – long-term	-	-	(13,951)	(13,951)
Total	$-	$8,702	$(23,234)	$(14,532)

December 31, 2025	Level 1	Level 2	Level 3	Total
Derivative assets (liabilities) – current	$-	$5,349	$-	$5,349
Derivative assets (liabilities) – long-term	-	(4,669)	-	(4,669)
Total	$-	$680	$-	$680

Note 7. Natural Gas Mineral Interests

The Company owns mineral rights across multiple on-shore basins in the United States. The following is a summary of natural gas and oil properties as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Proved properties	$403,667	$327,342
Unproved properties	244,033	176,240
Natural gas and oil mineral interests, gross	$647,700	$503,582
Accumulated depletion	(73,369)	(42,996)
Natural gas and oil mineral interests, net	$574,331	$460,586

Note 8. Debt

The Company’s outstanding debt instruments as of September 30, 2026, and December 31, 2025, are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Senior Notes	$62,450	$237,700
Revolving Credit Facility	-	-
Less: current portion	-	6,275
Less unamortized debt issuance costs	708	3,440
Total long-term debt, net of unamortized debt issuance costs and current portion	$61,742	$227,985

Senior Notes

On September 17, 2024, the Company issued and sold $65.0 million in senior secured first lien notes (“Senior Notes”). The Senior Notes bear interest on the total outstanding balance at Adjusted Term SOFR plus 6% per annum payable quarterly in arrears and are secured by all of the existing and future assets of the Company. The Senior Notes were originally scheduled to mature on September 17, 2029, at which time the remaining outstanding amount would be payable. On March 31, 2025, the Company amended the Senior Notes to increase the amount outstanding to $151.0 million and extended the maturity date to March 31, 2030 (“First Amendment”). On June 23, 2025, the Company amended the Senior Notes to increase the amount outstanding to $251.0 million and extended the maturity date to June 23, 2030 (“Second Amendment”). On January 27, 2026, the Company amended the Senior Notes to permit a like-kind exchange program with respect to certain acquired mineral interests and to add new subsidiaries as guarantors (“Third Amendment”). On March 26, 2026, the Company amended the Senior Notes to increase the annual general and administrative costs that may be paid (“Fourth Amendment”). On March 30, 2026, the Company amended the Senior Notes to permit the issuance of a new series of preferred stock and to update certain ratio tests for permitted distributions (“Fifth Amendment”). On May 20, 2026, the Company entered into an amended and restated note purchase agreement for the Senior Notes under which the principal amount outstanding was paid down to $75.0 million, the Senior Notes were assigned to OpCo and became a second lien obligation to the Revolving Credit Facility (defined below), and the maturity date was extended to May 20, 2031 ("Sixth Amendment"). In connection with the Sixth Amendment, the Company recorded a $21.7 million loss on extinguishment of debt during the nine months ended September 30, 2026 related to prepayment penalties and the expensing of historical deferred financing costs. For the nine months ended September 30, 2026, the weighted average interest rate related to our borrowings under the Senior Notes was 10.0%. The Senior Notes contained mandatory prepayments of $1.6 million paid in quarterly installments beginning in January 2025. The repayment amount was increased to $6.3 million as a part of the Second Amendment. The mandatory prepayments are subject to a Net Leverage Ratio restriction which requires quarterly analysis to determine if prepayment is required. As of September 30, 2026, no mandatory prepayments are required.

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

The Senior Notes contain various affirmative, negative, and financial maintenance covenants. The Senior Notes also contain a minimum hedging covenant. These covenants, among other things, include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments, make distributions, and require the maintenance of the financial ratios described below through the Fiscal Quarter ending September 30, 2026. The Company was in compliance with the terms and covenants of the Senior Notes at September 30, 2026.

Financial Covenant	Required Ratio
Ratio of Consolidated Total Net Leverage, as defined in the Senior Notes	Not greater than 3.5 to 1.0
Ratio of Asset Coverage, as defined in the Senior Notes	Not less than 1.00 to 1.00

For the three and nine months ended September 30, 2026, the Company recognized less than $0.1 million and $0.4 million, respectively, of interest expense attributable to the amortization of debt issuance costs and debt discounts related to the Senior Notes. For the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.6 million, respectively, of interest expense attributable to the amortization of debt issuance costs and debt discounts related to the Senior Notes.

Revolving Credit Facility

On May 10, 2026, OpCo entered into a reserve-based revolving credit facility with Capital One, National Association, as administrative agent and a lender, and the other lenders party thereto (the “Revolving Credit Facility”), with the restrictions, covenants and funding obligations under such Revolving Credit Facility to be effective upon the closing of the IPO (the “Effective Date”). The Revolving Credit Facility was subsequently amended and restated on May 25, 2026. The Revolving Credit Facility provides for an initial aggregate maximum credit amount of $500 million, an initial aggregate elected commitment of $150 million and an initial borrowing base of $150 million, with a sublimit for the issuance of letters of credit of up to $10 million. The Revolving Credit Facility will mature four years after the Effective Date. On September 25, 2026, in connection with the closing of the SJM II Acquisition, OpCo entered into the Second Amendment (the "Second Amendment") to the Revolving Credit Facility. The Second Amendment amended the Revolving Credit Facility to, among other things, (i) increase the aggregate elected commitments and borrowing base from $150.0 million to $175.0 million and (ii) reallocate commitments among the existing lenders and admit a new lender to the Revolving Credit Facility. On October 27, 2026, OpCo entered into the Third Amendment (the "Third Amendment") to the Revolving Credit Facility. The Third Amendment amends the Revolving Credit Facility to, among other things, (i) remove reference to the Company's Series D Preferred Stock, (ii) expressly permit the filing of the certificate of designations for the Company's Series E Preferred Stock and Series F Preferred Stock and (iii) expressly permit the issuance of the Company's Series E Preferred Stock and Series F Preferred Stock, with the issuance of such Series F Preferred Stock conditioned on the first $50.0 million of net cash proceeds from such issuance being applied to redeem the Series E Preferred Stock in full.

As of September 30, 2026, OpCo had zero amounts drawn under the Revolving Credit Facility and $175.0 million available for future borrowings under the Revolving Credit Facility.

The borrowing base under the Revolving Credit Facility is subject to semi-annual redeterminations on April 15 and October 15 of each year, commencing on October 15, 2026. Borrowings under the Revolving Credit Facility will bear, at our option, interest at (i) a rate per annum equal to the margin plus the greatest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Rate in effect on such day plus 1/2 of 1.00% or (3) Term Secured Overnight Financing Rate (“SOFR”) for a one-month interest period on such day plus 1.00% or (ii) the margin plus Term SOFR. Term SOFR will be subject to a floor of 2.5% prior to the discharge of the Senior Notes and 0.00% thereafter. The margin will be based on the utilization of the borrowing base and will range from 1.50% to 2.50% for

Alternate Base Rate (“ABR”) loans and 2.50% to 3.50% for Term SOFR loans. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%.

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

Note 9. Preferred Stock

As of September 30, 2026 and 2025, there were 46,008 shares and 26,252 shares, respectively, of Series B Preferred Stock issued and outstanding. As of September 30, 2026 and 2025, there were 0 and 16,800 shares, respectively, of Series C Preferred Stock issued and outstanding. As of September 30, 2026 and 2025, there were zero shares of Series D Preferred Stock issued and outstanding. As of September 30, 2026 and 2025, there were 50,000 and 0 shares, respectively, of Series E Preferred Stock issued and outstanding. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with the designations, rights and preferences described below.

Series B Preferred Stock

In February 2024, the Company authorized $50.0 million of its Series B 10% Redeemable Preferred Share class (“Series B Preferred Stock”). In May 2026, the Company increased the authorized amount to $100.0 million. Through September 30, 2026, the Company has closed on approximately $51.0 million of net proceeds from the issuance of the Series B Preferred Stock. The Series B Preferred Stock shall, as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, rank senior to each class or series of the Company’s common stock. The holders of the Series B Preferred Stock shall have no voting rights. Dividends on each share of Series B Preferred Stock shall accrue on a daily basis and be payable monthly in arrears at a rate of 10% per year. The Company has the right, but not the obligation, to redeem the Series B Preferred Stock, in whole or in part, from time to time, at a redemption price of $1,000 per share plus all accrued and unpaid dividends (“Redemption Price”). For the three and nine months ended September 30, 2026, the Company incurred $0.0 million and $2.1 million, respectively, in expenses related to sale of Series B Preferred Stock which were deducted from the carrying value of the Series B Preferred Stock in the Consolidated Statements of Shareholders’ Equity. For the three and nine months ended September 30, 2025, the Company incurred $0.9 million and $1.7 million, respectively, in expenses related to sale of Series B Preferred Stock which were deducted from the carrying value of the Series B Preferred Stock in the Consolidated Statements of Shareholders’ Equity. The net proceeds from issuance of the Series B Preferred Stock were utilized to redeem the Company’s Series A Preferred Stock. Since the Series B Preferred Stock agreement features certain redemption rights that are considered to be outside the Company’s control and subject to the occurrence of uncertain future events, the Series B Preferred Stock will be presented as mezzanine equity outside of the shareholders’ equity section of the Company’s consolidated balance sheet. The Series B Preferred Stock meets the criteria of a participating security for purposes of calculating earnings per share (See Note 12—Earnings Per Share).

The table below summarizes the monthly dividends related to the Company’s Series B Preferred Stock (in thousands, except annual dividend rate):

Month Ended	Preferred Stock Annual Dividend Rate	Total Cash Dividend
September 30, 2026	10%	$386
August 31, 2026	10%	$387
July 31, 2026	10%	$472
June 30, 2026	10%	$465
May 31, 2026	10%	$413
April 30, 2026	10%	$381
March 31, 2026	10%	$337
February 28, 2026	10%	$304
January 31, 2026	10%	$282
December 31, 2025	10%	$256
November 30, 2025	10%	$231
October 31, 2025	10%	$201

Series C Preferred Stock

In March 2025, the Company sold 56,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $56 million. The Series C Preferred Stock shall, as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, rank senior to each class or series of the Company’s common stock. The holders of the Series C Preferred Stock shall have no voting rights on any matters which the Company’s stockholders are entitled to vote except for consent for the Company to incur any new indebtedness or for the Company to create or issue any capital stock that ranks senior to the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock shall accrue on a daily basis and be payable monthly in arrears at a rate of 14% per year through December 31, 2026, and a rate of 18% per year subsequently. The Company has the right, but not the obligation, to redeem the Series C Preferred Stock, in whole or in part, from time to time, at a redemption price of $1,000 per share plus all accrued and unpaid dividends (“Redemption Price – Series C”). At the time of redemption, if the Redemption Price – Series C does not exceed a return of not less than 8% per Series C Preferred Share (“Minimum Return Payment – Series C”), the Company shall be required to pay an additional dividend to satisfy Minimum Return Payment – Series C. In the event that the Company has not redeemed all of the Series C Preferred Shares by December 31, 2027, the Company shall not declare, pay or set aside any dividends on shares of common stock. Since the Series C Preferred Stock agreement features certain redemption rights that are considered to be outside the Company’s control and subject to the occurrence of uncertain future events, the Series C Preferred Stock will be presented as mezzanine equity outside of the shareholders’ equity section of the Company’s consolidated statement of changes in mezzanine equity and shareholders’ equity. The Series C Preferred Stock meets the criteria of a participating security for purposes of calculating earnings per share (See Note 12—Earnings Per Share).

The table below summarizes the monthly dividends related to the Company’s Series C Preferred Stock (in thousands):

Month Ended	Preferred Stock Annual Dividend Rate	Total Cash Dividend
December 31, 2025	14%	$526
November 30, 2025	14%	$193
October 31, 2025	14%	$200

In December 2025, the Company’s Series C Preferred Stock was extinguished with proceeds raised from the Company’s common stock.

Series D Preferred Stock

In March 2026, the Company sold 37,780 shares of Series D Preferred Stock (the “Series D Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of approximately $37.8 million. The Series D Preferred Stock shall, as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, rank senior to each class or series of the Company’s common stock. The holders of the Series D Preferred Stock shall have no voting rights on any matters which the Company’s stockholders are entitled to vote except for consent for the Company to incur any new indebtedness or for the Company to create or issue any capital stock that ranks senior to the Series D Preferred Stock. Dividends on each share of Series D Preferred Stock shall accrue on a daily basis and be payable monthly in arrears at a rate of 14% per year through December 31, 2027, and a rate of 18% per year subsequently. The Company has the right, but not the obligation, to redeem the Series D Preferred Stock, in whole or in part, from time to time, at a redemption price of $1,000 per share plus all accrued and unpaid dividends (“Redemption Price – Series D”). At the time of redemption, if the Redemption Price – Series D does not exceed a return of not less than 8% per Series D Preferred Share (“Minimum Return Payment – Series D”), the Company shall be required to pay an additional dividend to satisfy Minimum Return Payment – Series D. In the event that the Company has not redeemed all of the Series D Preferred Shares by December 31, 2028, the Company shall not declare, pay or set aside any dividends on shares of common stock. The proceeds from the sale of the Series D Preferred Stock were used to purchase additional Haynesville Assets. Since the Series D Preferred Stock agreement features certain redemption rights that are considered to be outside the Company’s control and subject to the occurrence of uncertain future events, the Series D Preferred Stock will be presented as mezzanine equity outside of the shareholders’ equity section of the Company’s consolidated statement of changes in mezzanine equity and shareholders’ equity. The Series D Preferred Stock meets the criteria of a participating security for purposes of calculating earnings per share (See Note 12—Earnings Per Share).

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

Series E Preferred Stock

In September 2026, the Company sold 50,000 shares of Series E Preferred Stock (the “Series E Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of approximately $50.0 million. The Series E Preferred Stock shall, as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, rank senior to each other class or series of the Company’s capital stock. The holders of the Series E Preferred Stock shall have no voting rights on any matters which the Company’s stockholders are entitled to vote except for consent for the Company to incur any new indebtedness or for the Company to create or issue any capital stock that ranks senior to the Series E Preferred Stock. Dividends on each share of Series E Preferred Stock shall accrue on a daily basis and be payable monthly in arrears at a rate of 10% per year through March 31, 2027, 12% from April 1, 2027 through December 31, 2028 and a rate of 14% per year subsequently. The Company has the right, but not the obligation, to redeem the Series E Preferred Stock, in whole or in part, from time to time, at a redemption price of $1,000 per share plus all accrued and unpaid dividends (“Redemption Price – Series E”). In the event of a Deemed Liquidation Event (as defined in the Certificate of Designations for the Series E Preferred Stock) or certain other events specified therein, the Company will be required to redeem all outstanding shares of Series E Preferred Stock. Holders of the Series E Preferred Stock are entitled to receive a minimum return of 1.08x of invested capital, taking into account all dividends thereon and all liquidation, redemption or other cash payments made by the Company to the holders of the Series E Preferred Stock (“Minimum Return Payment – Series E”). The proceeds from the sale of the Series E Preferred Stock were used to purchase the assets acquired in the SJM II Acquisition. Since the Series E Preferred Stock agreement features certain redemption rights that are considered to be outside the Company’s control and subject to the occurrence of uncertain future events, the Series E Preferred Stock will be presented as mezzanine equity outside of the shareholders’ equity section of the Company’s consolidated statement of changes in mezzanine equity and shareholders’ equity. The Series E Preferred Stock meets the criteria of a participating security for purposes of calculating earnings per share (See Note 12—Earnings Per Share).

The table below summarizes the monthly dividends related to the Company’s Series E Preferred Stock (in thousands):

Month Ended	Preferred Stock Annual Dividend Rate	Total Cash Dividend
September 30, 2026	10%	$110

Note 10. Shareholders’ Equity and Dividends

Class A, T, and I Common Stock – Prior to the IPO, the Company had Class A, T, and I Common Stock held by our legacy common stockholders (the “Legacy Common Stock Investors”). In connection with the IPO, all outstanding shares of Class A, I, and T common stock were converted on a one-for-one basis to Class A common stock of the registrant upon the closing of the offering. On September 21, 2026, the Company completed a private placement of 2,873,563 shares of Class A Common Stock (“PIPE Offering”) at a purchase price of $26.10 per share, generating aggregate gross proceeds of approximately $75.0 million, before deducting placement agent fees and other expenses. As of September 30, 2026, there were 26,669,013 shares of Class A common stock issued and outstanding. The Company is authorized to issue 250,000,000 shares with a par value of $0.0001 per share.

Class B Common Stock – In connection with the IPO, the Company issued 3,750,000 shares of Class B Common Stock to holders of OpCo Interests who retained their OpCo Interests following the IPO (the “Continuing Equity Owners”). The paired OpCo Interests represented approximately 12% of the common economic interests in OpCo as of September 30, 2026. Each share of Class B common stock is entitled to one vote per share and no economic rights. As of September 30, 2026, there were 3,750,000 shares of Class B common stock issued and outstanding. The Company is authorized to issue 100,000,000 shares with a par value of $0.0001 per share.

Noncontrolling Interest

The Company owns 100% of the general partner interests and 88% of the limited partner interests of OpCo (taxed as a partnership) and due to the Company’s controlling interest in OpCo, OpCo is a consolidated subsidiary of the Company. Non-controlling ownership interests in OpCo are presented in the consolidated balance sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests. For the three and nine months ended September 30, 2026, $0.4 million and $0.4 million, respectively, in distributions have been made to non-controlling interest holders of the consolidated subsidiaries.

Cash Dividends

The table below summarizes the dividends related to the Company’s common stock through September 30, 2026 (in thousands, except per share data):

Month Ended	Total Dividend Per Common Share	Total Cash Dividend	Payment Date	Stockholders Record Date
June 30, 2026	$0.1100	$2,617	August 28, 2026	August 24, 2026
March 31, 2026	$0.1562	$2,326	May 15, 2026	April 1, 2026
February 28, 2026	$0.1562	$2,310	April 15, 2026	March 1, 2026
January 31, 2026	$0.1562	$2,298	March 15, 2026	February 1, 2026
December 31, 2025	$0.1562	$2,286	February 16, 2026	January 1, 2026
November 30, 2025	$0.1562	$2,034	January 15, 2026	December 1, 2025
October 31, 2025	$0.1562	$2,019	December 15, 2025	November 3, 2025

On January 1, 2026, all record holders of WhiteHawk common stock as of December 31, 2025, received a stock dividend equivalent to one additional share for each ten shares held, calculated in whole shares.

In connection with the 2025 stock dividends discussed above, the WHIC Manager (defined below) received 358,893 restricted shares related to its dividend incentive fee with a total value of $8.2 million. Fair value was determined using the offering price of the Class I Common Stock. The restricted shares issued to the WHIC Manager shall vest and cease to be restricted on the earlier of (i) the occurrence of a Company Liquidity Event and (ii) January 1, 2031. The dividend incentive fee will be accounted for as stock compensation expense on the Company’s consolidated statement of operating income and cash flows over the vesting period. All share amounts shown in the Company’s financial statements are presented pro forma for the stock dividend. For the three and nine months ended September 30, 2026, the Company incurred $0.4 million and $1.2 million, respectively, in stock-based compensation related to the restricted stock issued to WHIC Manager.

Distribution Reinvestment Plan

In January 2025, the Company’s Board adopted a Distribution Reinvestment Plan (the “DRP”) pursuant to which our common and preferred stockholders (the “Stockholders”) may elect to have their cash dividends reinvested in additional stock. For the three and nine months ended September 30, 2026, Stockholders reinvested $0.0 million and $1.5 million, respectively, under the Company’s DRP. For the three and nine months ended September 30, 2025, Stockholders reinvested $0.5 million and $0.6 million, respectively, under the Company’s DRP.

Note 11. Share-Based Compensation

During January 2026, the WhiteHawk Board adopted the WhiteHawk 2026 Equity Incentive Plan (the “Plan”) which was amended in June 2026. An aggregate of 2.7 million shares of common stock are available for issuance under the Plan. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Common shares that are canceled, forfeited, or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. Distribution equivalent rights (“DER”) are also available for grant under the Plan, either alone or in tandem with other specific awards, which will entitle the recipient to receive an amount equal to dividends paid on a share of common stock. The Plan is administered by the WhiteHawk Board of Directors or a committee thereof.

Restricted Stock Units

Under the Plan, the WhiteHawk Board is authorized to issue restricted stock units (“RSUs”) to eligible employees and non-employee directors. The Company estimates the fair value of the RSUs as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period. All compensation cost for the RSUs will be recognized over the longer of the service condition or the performance condition (if any). As of September 30, 2026, each RSU that has been granted has a dividend equivalent right (“DER”) included in each agreement and contains service conditions only. Dividends paid in connection with the DERs are accounted for as a reduction in retained earnings for those awards that are expected to vest. RSUs that are forfeited could cause a reclassification of any previously recognized DER payments from a reduction in retained earnings to additional compensation cost.

The following table summarizes the activity in our unvested RSUs for the nine months ended September 30, 2026:

	Restricted	Weighted Average
	Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2025	-	$-
Granted	374,187	$25.36
Vested	(22,074)	$22.88
Forfeited	-	$-
Unvested at September 30, 2026	352,113	$25.51

For the three and nine months ended September 30, 2026, the Company incurred $0.7 million and $1.3 million, respectively, of share-based compensation which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized estimated fair value of unvested RSUs was $8.2 million at September 30, 2026. These costs are expected to be recognized as expense over a weighted average period of 3.23 years. In addition, for the three and nine months ended September 30, 2026, the Company paid less than $0.1 million and $0.1 million, respectively, of DERs to RSU holders.

Note 12. Earnings Per Share

Earnings per share is computed using the two-class method. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities represent preferred stock in which the holders have non-forfeitable rights to receive dividends. Net income (loss) attributable to common shareholders is determined by subtracting earnings and dividends attributable to the various classes of preferred stock, as well as earnings and dividends attributed to restricted stock units, from net income.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) - basic and diluted	$6,892	$2,051	$(33,376)	$(6,261)
Net (income) loss attributable to non- controlling interests	(671)	-	(556)	-
Earnings allocated to participating securities	(2,272)	(2,089)	(7,489)	(5,634)
Net income (loss) attributable to common stockholders - basic and diluted	$3,949	$(38)	$(41,421)	$(11,895)

Denominator:
Weighted average shares outstanding - basic and diluted	24,108	10,246	18,698	6,790

Net income (loss) per common share - basic and diluted	$0.16	$(0.00)	$(2.22)	$(1.75)

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class B Common Stock	3,750,000	-	3,750,000	-
Series B Preferred Stock	46,008	26,252	46,008	26,252
Series C Preferred Stock	-	16,800	-	16,800
Series D Preferred Stock	-	-	-	-
Series E Preferred Stock	50,000	-	50,000	-
Restricted Stock Units	352,113	-	352,113	-
Restricted Stock	358,893	-	358,893	-
Earnout	1,250,000	-	1,250,000	-
Total	5,807,014	43,052	5,807,014	43,052

Note 13. Income Taxes

Under ASC 740, the Company uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and other carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $0.1 million and an income tax expense of $9.0 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $1.2 million and an income tax benefit of $3.4 million, respectively.

The effective rate for the quarter ended September 30, 2026 reflects the U.S. federal statutory rate of 21% on pre-tax income, increased by the tax benefit of percentage depletion, deductible transaction costs and income attributable to non-controlling interests, offset by the decrease in rate due to nondeductible officers' compensation. The effective tax rate is further decreased by the establishment of a full valuation allowance against the Company's net deferred tax assets recorded related to the Internalization remeasurement.

The effective rate for the quarter ended September 30, 2025 reflects the U.S. federal statutory rate of 21% on pre-tax income, increased by the tax benefit from the release of the valuation allowance upon recognition of the PHX deferred tax liabilities.

As of September 30, 2026, and December 31, 2025, the Company had $0.0 million and ($21.3) million, respectively, of net deferred tax assets or (liabilities) net of valuation allowances. The Company acquired $24.8 million of net deferred tax liabilities as a part of the PHX Merger in 2025. These net deferred tax liabilities relate to natural gas assets and other temporary items where the tax basis differs from the GAAP carrying amounts. In 2026 the Company remeasured its deferred tax assets and liabilities as part of the Internalization, see Note 4. The Company recorded a deferred tax asset on its investments in OpCo using the entire outside basis method. This remeasurement resulted in an increase to the deferred tax asset of $27.3 million that was recorded as an adjustment to additional paid in capital.

As of September 30, 2026, the Company had $11.9 million in federal net operating loss carryforwards and $6.3 million in state net operating loss carryforwards for income tax purposes. The Company acquired all of the federal and state net operating loss carryforwards as part of the acquisition of PHX in 2025. As of the date of the financial statements, no limitations were identified that would limit the Company’s ability to utilize the net operating losses in current or future years. In the event that the Company experiences another ownership change within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize net operating losses and other tax attributes may be limited.

As of September 30, 2026, the Company determined it is more likely than not that it will not realize its deferred tax assets and therefore will recognize a full valuation allowance of $18.3 million. The Company has a history of cumulative book losses in recent years and therefore has not considered future projected income or tax strategies as evidence to support the realization of deferred tax assets. As part of the Internalization, $2.2 million of valuation allowance was recorded as an adjustment to additional paid in capital for the OpCo outside basis deferred tax asset that is not expected to be realizable. $17.8 million of the remaining valuation allowance was recorded to tax expense as of June 30, 2026 and a reduction of ($1.8) million was recorded to current period tax expense.

At September 30, 2026, and December 31, 2025, the Company had income taxes payable of $0.8 million and prepaid income taxes of $0.4 million, respectively. The prepaid income taxes are included in other current assets on the consolidated balance sheets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The separate company returns of PHX are no longer subject to U.S. federal and state income tax examinations for years prior to 2022.

Note 14. Related Party Transactions

WhiteHawk Management

Prior to the IPO, the Company was managed by WhiteHawk Minerals, LLC, a Delaware limited liability company (the “WHM”), along with its wholly-owned subsidiary, WhiteHawk Management, LLC (collectively, “WHIC Manager”). After the IPO and the Internalization, the Company is now internally managed and operated by our executive officers and other employees.

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

The Base Management Fee was calculated at an annual rate of one and one-half percent (1.5%) of WhiteHawk’s total assets, which was based on the total cost of all WhiteHawk’s assets. The Base Management Fee was payable monthly in arrears and was calculated based on the arithmetic average value of our total assets as of the last day of (1) a calendar month and (2) the immediately preceding calendar month.

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

During the three and nine months ended September 30, 2026, the Company paid $0.0 million and $6.1 million, respectively, to the WHIC Manager related to its Base Management Fee and Dividend Incentive Fee. During the nine months ended September 30, 2026, the Company paid $13.5 million to the WHIC Manager related to its Liquidity Incentive Fee in relation to the IPO. During the three and nine months ended September 30, 2025, the Company paid $2.7 million and $6.3 million, respectively, to the WHIC Manager related to its Base Management Fee and Dividend Incentive Fee, respectively. This is recorded in the management fee expense on the consolidated statements of operations. In addition, the WHIC Manager received restricted stock in October 2025 and January 2026 with a total fair value of $8.2 million. The restricted stock issued to the WHIC Manager shall vest and cease to be restricted on the earlier of (i) the occurrence of a Company Liquidity Event and (ii) January 1, 2031.

We entered into an administrative services agreement, dated as of March 1, 2022 (the “Administrative Services Agreement”), with WHIC Manager. Pursuant to the Administrative Services Agreement, WHIC Manager performed and oversaw on our behalf the performance of various administrative services that we require. Such administrative services included, but were not limited to, the provision of office facilities and equipment; the provision of clerical, bookkeeping, general ledger accounting, and recordkeeping services; investor services, assistance with tax preparation; regulatory filings; procurement of operational services and any other services. The Administrative Services Agreement provided for the reimbursement of WHIC Manager’s costs and expenses paid for such administrative services. For the three and nine months ended September 30, 2026, the Company paid WHIC Manager $0.0 million and $3.2 million, respectively, for the reimbursement for the administrative costs and expenses paid pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2025, the Company paid WHIC Manager $2.0 million and $5.1 million, respectively, for the reimbursement for the administrative costs and expenses paid pursuant to the Administrative Services Agreement. These amounts are recorded in the general and administrative expense on the consolidated statement of operations. After the IPO, the Company will no longer incur any additional expenses under this agreement.

Preferred Capital Securities

Jeff Smith, a member of our board of directors, is the chief executive officer and co-owner of Preferred Capital Securities, LLC (“PCS”). We entered into a dealer manager agreement, dated as of March 18, 2022 (the “Common Stock DMA”), with PCS. Pursuant to the Common Stock DMA, PCS agreed to act as our agent and exclusive distributor in connection with our continuing offer (the “Private Offering”) to accredited investors of our Class A Common Stock, Class I Common Stock, and Class T Common Stock, pursuant to a confidential private placement memorandum (the “Memorandum”). Under the agreement, PCS has agreed to find, on a best efforts basis, purchasers for our Class A, Class I and Class T Common Stock for cash through broker-dealers or registered investment advisors, all of which are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or registered as investment advisors with the SEC or state regulatory authorities, as appropriate.

Under the Common Stock DMA, PCS is entitled to a dealer manager fee of 2.5% of the price of Class A and Class T Common Stock sold in the Private Offering. In addition, we agreed to pay PCS a selling commission equal to 6.0% of the price of Class A Common Stock, and 4.0% of Class T Common Stock sold in the Private Offering. Additionally, a trail commission equal to 0.7% annually was paid on Class T Common Stock subject to the restrictions and provisions as described in the Memorandum. For the three and nine months ended September 30, 2026, we paid PCS $0.0 million and $0.7 million, respectively, in compensation for its services under the Dealer Manager Agreement and this compensation is included in the equity statement as a reduction to common stock proceeds. For the three and nine months ended September 30, 2025, we paid PCS $2.7 million and $4.5 million, respectively, in compensation for its services under the Dealer Manager Agreement and this compensation is included in the equity statement as a reduction to common stock proceeds.

We also entered into a dealer manager agreement, dated as of February 2, 2024 (the “Preferred Stock DMA” and, together with the Common Stock DMA, the “DMAs”), with PCS. Pursuant to the Preferred Stock DMA, PCS agreed to act as our agent and exclusive distributor in connection with the continuing Private Offering to accredited investors of shares of our Series B Preferred Stock, $0.0001 par value (our “Series B Preferred Shares”) pursuant to the Memorandum. Under the Preferred Stock DMA, PCS has agreed to find, on a best efforts basis, purchasers for our Series B Preferred Shares for cash through broker-dealers or registered investment advisors, all of which are members of FINRA or registered as investment advisors with the SEC or state regulatory authorities, as appropriate.

Under the Preferred Stock DMA, PCS is entitled to a dealer manager fee of up to 3.0% of the price per Series B Preferred Share sold in the Private Offering. In addition, we agreed to pay PCS a selling commission of up to 7.0% of the price per Series B Preferred Share sold in the Private Offering. For the three and nine months ended September 30, 2026, we paid PCS $0.0 million and $1.6 million, respectively, in compensation for its services under the Preferred Stock DMA and this compensation is included in the equity statement as a reduction to Series B Preferred Stock. For the three and nine months ended September 30, 2025, we paid PCS $0.5 million and $1.1 million, respectively, in compensation for its services under the Preferred Stock DMA and this compensation is included in the equity statement as a reduction to Series B Preferred Stock.

Pursuant to each DMA, no selling commissions or dealer manager fees will be paid in connection with the common stock or preferred stock, as applicable, sold to WhiteHawk Management, its management and their family members, employees and their family members and WhiteHawk Management’s other affiliates. As a member of our board of directors, Mr. Smith is not entitled to any selling commissions or dealer management fees under each DMA.

PhiCap Advisors LLC

PhiCap Advisors LLC (“PhiCap”) provided leadership and capital solutions support to the Company through a consulting agreement. In addition, PhiCap owns approximately 20% of WhiteHawk Energy LLC (“WhiteHawk Energy”), which in turn owns 75% of WHM. For the three and nine months ended September 30, 2026, the Company paid PhiCap less than $0.1 million and $0.4 million, respectively, in consulting fees and reimbursements. During the three and nine months ended September 30, 2025, the Company paid $0.1 million and $0.5 million, respectively in consulting fees and reimbursements. During the three and nine months ended September 30, 2026, $0.0 million and less than $0.1 million, respectively, of the consulting fees paid to PhiCap were recorded in additional paid-in capital due to PhiCap’s fundraising support and the remainder was recorded in general and administrative expense on the consolidated statement of operations. During the three and nine months ended September 30, 2025, less than $0.1 million and less than $0.1 million, respectively, of the consulting fees paid to PhiCap were recorded in additional paid-in capital due to PhiCap’s fundraising support and the remainder was recorded in general and administrative expense on the consolidated statement of operations. After the IPO, the Company will no longer incur any additional expenses under this agreement.

WhiteHawk Related Party Equity Transactions

Members and employees of the WHIC Manager contributed to the Company $2.6 million of the $56.0 million of the proceeds raised through the sale of the Series C Preferred Stock. Members and employees of the WHIC Manager received dividends of $0.1 million and $0.2 million during the three and nine months ended September 30, 2025, from the Series C Preferred Stock.

Members and employees of the WHIC Manager contributed $2.7 million of the $37.8 million proceeds raised through the sale of the Series D Preferred Stock. Members and employees of the WHIC Manager received dividends of $0.0 million and $0.2 million during the three and nine months ended September 30, 2026, from the Series D Preferred Stock.

The Chief Executive Officer ("CEO") of the Company contributed $2.0 million of the $50.0 million of the proceeds raised through the sale of Series E Preferred Stock. The CEO of the Company received dividends of less than $0.1 million and less than $0.1 million during the three and nine months ended September 30, 2026 from the Series E Preferred Stock.

Internalization

In connection with the IPO, the Company acquired all outstanding interests in ManagementCo from the Management Contributor in exchange for 3,750,000 OpCo Interests and an equal number of shares of Class B common stock, representing approximately 14% of the combined voting power of all of our common stock. As a result of the Internalization, ManagementCo became a wholly owned subsidiary of OpCo and we became internally managed. During the three and nine months ended September 30, 2026, ManagementCo received $0.1 million and $0.1 million, respectively, of Earnout DERs associated with the Earnout Amount.

Note 15. Commitments and Contingencies

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

Note 16. Segment

WhiteHawk’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). The CEO manages the business as a whole and assesses financial performance as a single enterprise and not on an area-by-area basis. Therefore, the Company identified one reportable segment: natural gas and oil minerals. The natural gas and oil minerals segment acquires, owns and manages high-quality mineral and royalty interests across premium basins in the United States and leases its mineral interests to Exploration and Production ("E&P") operators. These leases permit E&P operators to explore for and produce oil, natural gas and natural gas liquids from WhiteHawk’s properties and entitle the Company to receive a percentage of the proceeds from the sales of these commodities. The accounting policies of the natural gas and oil minerals segment are the same as those described in the summary of significant accounting policies. The CODM uses net income from operations generated from segment assets in deciding whether to reinvest profits into the natural gas and oil minerals segment or into other parts of the entity, pay dividends to holders of our common and preferred stock, or make payments on our outstanding debt. The CODM assesses performance of the natural gas and oil minerals segment and decides how to allocate resources based on net income and net income from operations that are reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates significant expenses and assets based on the consolidated financial statements and does not further disaggregate expenses or assets in deciding how to allocate resources and assess performance. Since the Company operates as a single reporting segment, all required segment reporting disclosures can be found in the consolidated financial statements.

Note 17. Subsequent Events

The Company has evaluated its subsequent events disclosures through November 13, 2026, the date the financial statements are available to be issued.

Cash Dividends

In November 2026, the Company declared a quarterly cash dividend of $0.50 per share of Class A Common Stock totaling approximately $13.3 million for all shares of Class A Common Stock outstanding. The dividend is for the period from July 1, 2026 through September 30, 2026. The dividend is payable on November 30, 2026 to all Class A shareholders of record on November 23, 2026.

OpCo Distribution

In November 2026, OpCo declared distributions totaling $15.2 million to its unitholders, of which $13.3 million will be distributed to the Company.

Series F Preferred Stock

On October 6, 2026, the Company commenced a continuous, best efforts public offering of up to 100,000 shares of its Series F Redeemable Preferred Stock, par value $0.0001 per share (the “Series F Preferred Stock”), at a public offering price of up to $1,000.00 per share (the “Series F Preferred Offering”). In connection with the Series F Preferred Offering, on October 6, 2026, the Company entered into a Dealer Manager Agreement with PCS, pursuant to which PCS agreed to serve as the Company’s agent and dealer manager of the Series F Preferred Offering. Through November 13, 2026, the Company has received $4.4 million in net proceeds from the sale of Series F Preferred Stock.

Additional San Jacinto Minerals II Acquisition

On November 12, 2026, the Company signed and closed a definitive purchase and sale agreement with SJM II to acquire natural gas mineral and royalty interests in the core of the Appalachia minerals for approximately $41.0 million. The Company expects to fund the purchase price by drawing on the Revolving Credit Facility and with cash on hand.

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

Overview

We are focused on being the premier natural gas mineral and royalty business in the United States. We are committed to delivering cash flow and total returns to our investors through the disciplined acquisition, active management and ownership of high-quality mineral and royalty interests. Our assets are concentrated in the Marcellus and Haynesville Shales, which are located in the Appalachian and Haynesville Basins, among the most productive and lowest-cost natural gas basins in the United States. We own the largest, high-quality publicly traded natural gas mineral portfolio in the United States. As a mineral and royalty business, we do not incur any drilling-related capital expenditures and incur only minimal operating expenses on our properties. This results in a high-margin business and allows us to distribute a meaningful portion of our cash flow to investors, while providing them with potential for significant capital appreciation over time.

Recent Developments

In August 2026, the Company, through certain of its subsidiaries, signed a definitive purchase and sale agreement with Three Rivers Royalty II, LLC and Cypress Mineral Partners, LLC (collectively, “SJM II”) to acquire natural gas mineral and royalty interests in the Appalachian and Haynesville Basins for an aggregate purchase price of $105.0 million, subject to customary adjustments. The transaction closed on September 25, 2026, for aggregate consideration paid at closing of approximately $96.8 million, after giving effect to customary adjustments.

On September 21, 2026, the Company completed a private placement of 2,873,563 shares of Class A Common Stock at a purchase price of $26.10 per share, generating aggregate gross proceeds of approximately $75.0 million, before deducting placement agent fees and other expenses. In September 2026, the Company also issued and sold 50,000 shares of Series E Preferred Stock at a price of $1,000.00 per share, generating aggregate gross proceeds of $50.0 million. Proceeds from these offerings, together with cash on hand, were used to fund the SJM II acquisition described above.

On September 25, 2026, in connection with the closing of the acquisition, OpCo entered into an amendment to the Revolving Credit Facility that increased both the aggregate elected commitments and the borrowing base from $150.0 million to $175.0 million. As of September 30, 2026, no amounts were drawn under the Revolving Credit Facility, and $175.0 million was available for future borrowings.

Subsequent to September 30, 2026, on October 6, 2026, the Company commenced a continuous, best efforts registered public offering of up to 100,000 shares of Series F Redeemable Preferred Stock at a public offering price of up to $1,000.00 per share. In connection with the offering, the Company entered into a dealer manager agreement with Preferred Capital Securities, LLC. The registration statement on Form S-1 for the offering was declared effective by the SEC on October 6, 2026. The Series F Redeemable Preferred Stock provides for cumulative dividends at a fixed annual rate of 7.5% of its $1,000.00 per share stated value. The dealer manager is not required to sell any specific number or dollar amount of shares.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to the historical results of operations of our predecessor for the periods presented, primarily for the reasons described below.

Corporate Reorganization

In connection with the completion of the IPO, we amended and restated our certificate of incorporation to, among other things, change our name to “WhiteHawk Minerals Corp.”; effect the common stock reclassification; adjust our authorized capital stock to 250,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock, each par value $0.0001 per share; authorize our board of directors to establish and fix the terms of one or more series of preferred stock; and create Class B common stock in connection with our Up-C structure, to be issued to holders of OpCo Interests, with each share entitled to one vote and no economic rights. OpCo entered into the Amended and Restated Limited Partnership Agreement, dated June 10, 2026 (the “OpCo Agreement”), to, among other things, appoint WhiteHawk Income OP GP LLC (“OP GP”) as sole general partner with authority to manage OpCo’s business and affairs. To effectuate the Internalization, the Company, OpCo, the Management Contributor and ManagementCo entered into the Contribution Agreement, dated June 9, 2026, pursuant to which OpCo acquired all outstanding equity interests in ManagementCo from the Management Contributor in exchange for OpCo Interests and shares of Class B common stock; as a result, ManagementCo became a wholly owned subsidiary of OpCo and we became internally managed. We issued 8,479,532 shares of our Class A common stock in the IPO at an initial public offering price of $26.00 per share, generating net proceeds of approximately $198.8 million. As a result of the Internalization, we expect a meaningful reduction in our operating expenses due to the elimination of management fees and other costs previously paid to ManagementCo.

Acquisitions

Our financial statements for the periods presented include the results of operations of the Three Rivers Acquisition, PHX Merger and SJM II Acquisition only from their respective acquisition dates. As a result, our financial results do not give an accurate indication of what the actual results would have been if such acquisitions had been completed at the beginning of the periods presented or of what our future results are likely to be. For additional discussion of the Three Rivers Acquisition, PHX Merger, and SJM II Acquisition, see Note 3—Acquisitions. Acquisitions are an important part of our growth strategy, and we plan to pursue potential accretive acquisitions of additional natural gas-weighted mineral and royalty interests. We believe we will be well positioned to acquire such assets and, should such opportunities arise, identifying and executing acquisitions will be a key part of our strategy. However, if we are unable to make acquisitions on economically accretive terms, our future growth may be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to pay dividends to stockholders in the short term.

Public Company Expenses

As a result of the IPO, we are incurring incremental general and administrative expenses as a publicly traded company, such as expenses associated with SEC reporting requirements, including annual and quarterly reports, Sarbanes-Oxley Act compliance expenses, expenses associated with listing our Class A common stock on the NYSE, increased independent auditor fees, increased independent reserve engineer fees, increased legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director and officer compensation expenses. Additionally, we may hire additional employees, including accounting, engineering, land and legal personnel, in order to comply with requirements of being a publicly traded company.

Management Fees

The Company incurred and paid fees under the WHIC Management Agreement with WhiteHawk Management, an affiliate of WhiteHawk Energy, LLC, of which Daniel Herz is a managing member. Fees incurred under the WHIC Management Agreement were $0.0 million and $18.8 million for the three and nine months ended September 30, 2026, respectively. Fees incurred under the WHIC Management Agreement were $2.7 million and $6.3 million for the three and nine months ended September 30, 2025, respectively. We expect a meaningful reduction in our operating expenses due to the elimination of management fees and other costs paid to ManagementCo.

Results of Operations

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Consolidated Results

The following tables summarize our consolidated revenue and expenses and production data for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Variance
	(dollars in thousands, except for realized prices)
Production:
Natural gas (Mcf)	5,635,347	5,303,117	332,230	6%
NGLs (Bbls)	105,726	70,859	34,867	49%
Oil (Bbls)	47,671	40,667	7,004	17%
Equivalents (Mcfe)	6,555,729	5,972,273	583,456	10%
Equivalents per day (Mcfe/d)	71,258	64,916	6,342	10%
Realized prices:
Natural gas (per Mcf)	$2.53	$2.52	$0.01	0%
NGLs (per Bbl)	$20.15	$20.45	$(0.30)	-1%
Oil (per Bbl)	$83.61	$63.90	$19.71	31%
Equivalents (per Mcfe)	$3.11	$2.92	$0.19	7%
Average Realized Price After Effects of Derivative Settlements:
Natural gas (Mcf)	$3.50	$3.40	$0.10	3%
Revenues:
Royalty revenue	$17,030	$14,430	$2,600	18%
Gain (loss) on commodity derivative instruments	3,245	9,346	(6,101)	-65%
Lease bonus and other revenue	1,197	450	747	166%
Total revenue	21,472	24,226
Operating expenses:
General and administrative	4,571	2,817	1,754	62%
Management fees	-	2,739	(2,739)	-100%
Depletion, depreciation and accretion	10,620	8,837	1,783	20%
Total operating expenses	15,191	14,393
Operating income (loss)	6,281	9,833
Other expense:
Change in fair value of earnout liability	(2,683)	-	(2,683)	*
Interest expense, net	2,163	6,611	(4,448)	-67%
Total other expense	(520)	6,611
Income (loss) before income taxes	6,801	3,222
Provision for (benefit from) income taxes	(91)	1,171	(1,262)	-108%
Net income (loss)	6,892	2,051
Net (income) loss attributable to non-controlling interests	(671)	-
Earnings allocated to participating securities	(2,272)	(2,089)
Net income (loss) attributable to common stockholders	$3,949	$(38)

Revenue

Our consolidated revenues for the three months ended September 30, 2026, decreased $2.8 million, as compared to the three months ended September 30, 2025. The decrease in revenues was primarily due to a decrease in gains from our commodity derivatives, partially offset by an increase in natural gas, NGL and oil royalty revenue and an increase in lease bonus revenue. The increase in royalty revenues was primarily due to an increase in our production volumes of 10% from the acquisitions of additional mineral and royalty interests as well as a 7% increase in realized prices.

Natural gas revenues for the three months ended September 30, 2026, increased $0.9 million, or 7%, compared to the three months ended September 30, 2025. Natural gas production volumes increased 6% to 61,254 Mcf/day, resulting in a $0.8 million increase in natural gas sales primarily due to acquisitions of additional mineral and royalty interests. Realized natural gas prices remained stable at $2.53 per Mcf during the three months ended September 30, 2026, compared to $2.52 during the three months ended September 30, 2025.

NGLs revenues for the three months ended September 30, 2026, increased $0.7 million, or 47%, compared to the three months ended September 30, 2025. NGLs production volumes increased 49% to 1,149 Bbls/day, resulting in an approximately $0.7 million increase in NGLs sales. Realized NGLs prices decreased 1% to $20.15 per Bbl, resulting in a decrease in revenue of less than $0.1 million. The increase in NGLs revenue was partially offset by an increase in gathering, transportation and marketing expenses of $0.1 million.

Oil revenues for the three months ended September 30, 2026, increased $1.4 million, or 53%, compared to the three months ended September 30, 2025. Oil production volumes increased 17% to 518 Bbls/day, reflecting increased production. Realized oil prices increased 31% to $83.61 per Bbl, contributing to the increase in oil sales. The increase in oil revenue was partially offset by an increase in gathering, transportation and marketing expenses of $0.2 million.

Commodity derivative gains totaled $3.2 million for the three months ended September 30, 2026, as compared to gains of $9.3 million for the three months ended September 30, 2025. The decrease in commodity derivative gains of $6.1 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was due to changes in commodity prices.

Lease bonus revenue increased $0.7 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing.

Operating expenses

General and administrative expenses for the three months ended September 30, 2026, increased $1.8 million, or 62%, as compared to the three months ended September 30, 2025. The increase was primarily attributable to a $1.1 million increase in stock-based compensation, a $0.6 million increase in legal and professional expenses, a $0.2 million increase in insurance expense, a $0.1 million increase in software expense and a $0.1 million increase in travel-related expenses, partially offset by a $0.4 million decrease in employee costs related to one-time transaction expenses.

Management fees for the three months ended September 30, 2026, decreased $2.7 million, or 100%, compared to the three months ended September 30, 2025. The decrease was attributable to the elimination of management fees and other costs paid to ManagementCo in conjunction with the Internalization. Management fees paid to WHIC Manager were calculated as a percentage of assets under management and a percentage of all distributions paid to the Company’s shareholders and historically increased as the Company continued to issue equity and make additional acquisitions.

Depletion, depreciation and accretion for the three months ended September 30, 2026, increased $1.8 million, or 20%, compared to the three months ended September 30, 2025. The increase was due to a 10% increase in year-over-year production volumes and a higher depletion rate, which increased to $1.62 per Mcfe for the three months ended September 30, 2026 from $1.48 per Mcfe for the three months ended September 30, 2025.

Other Income and Expenses

Interest expense relates to interest incurred on borrowings under our various credit facilities. The decrease for the three months ended September 30, 2026, of $4.4 million, or 67%, compared to the three months ended September 30, 2025 was primarily due to a lower average amount outstanding under our Senior Notes.

Change in fair value of earnout liability of $2.7 million for the three months ended September 30, 2026 relates to changes in fair value of the Earnout Amount.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Consolidated Results

The following tables summarize our consolidated revenue and expenses and production data for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Variance
	(dollars in thousands, except for realized prices)
Production:
Natural gas (Mcf)	16,132,629	11,381,824	4,750,805	42%
NGLs (Bbls)	286,641	144,835	141,806	98%
Oil (Bbls)	142,829	46,479	96,350	207%
Equivalents (Mcfe)	18,709,449	12,529,708	6,179,741	49%
Equivalents per day (Mcfe/d)	68,533	45,896	22,637	49%
Realized prices:
Natural gas (per Mcf)	$3.20	$2.81	$0.39	14%
NGLs (per Bbl)	$24.34	$22.79	$1.55	7%
Oil (per Bbl)	$81.58	$63.57	$18.01	28%
Equivalents (per Mcfe)	$3.75	$3.05	$0.70	23%
Average Realized Price After Effects of Derivative Settlements:
Natural gas (Mcf)	$3.52	$3.36	$0.16	5%
Revenues:
Royalty revenue	$60,459	$32,775	$27,684	84%
Gain (loss) on commodity derivative instruments	8,920	11,198	(2,278)	-20%
Lease bonus and other revenue	1,994	537	1,457	271%
Total revenue	71,373	44,510
Operating expenses:
General and administrative	12,542	13,304	(762)	-6%
Management fees	18,822	6,335	12,487	197%
Depletion, depreciation and accretion	30,483	18,014	12,469	69%
Total operating expenses	61,847	37,653
Operating income (loss)	9,526	6,857
Other expense:
Loss on extinguishment of debt	21,722	3,839	17,883	466%
Change in fair value of earnout liability	(989)	-	(989)	*
Interest expense, net	13,194	12,703	491	4%
Total other expense	33,927	16,542
Income (loss) before income taxes	(24,401)	(9,685)
Provision for (benefit from) income taxes	8,975	(3,424)	12,399	-362%
Net income (loss)	(33,376)	(6,261)
Net (income) loss attributable to non-controlling interests	(556)	-
Earnings allocated to participating securities	(7,489)	(5,634)
Net income (loss) attributable to common stockholders	$(41,421)	$(11,895)

Revenue

Our consolidated revenues for the nine months ended September 30, 2026, increased $26.9 million, as compared to the nine months ended September 30, 2025. The increase in revenues was primarily due to an increase in natural gas, NGL and oil royalty revenue and an increase in lease bonus revenue, partially offset by a decrease in gains from our commodity derivatives. The increase in royalty revenues was primarily due to an increase in our production volumes of 49% from the acquisitions of additional mineral and royalty interests as well as a 23% increase in realized prices.

Natural gas revenues for the nine months ended September 30, 2026, increased $19.6 million, or 61%, compared to the nine months ended September 30, 2025. Natural gas production volumes increased 42% to 59,094 Mcf/day, resulting in a $15.2 million increase in natural gas sales primarily due to acquisitions of additional mineral and royalty interests. Realized natural gas prices increased 14% to $3.20 per Mcf, resulting in an increase in revenue of $1.9 million. The increase in revenue was partially offset by an increase in gathering, transportation and marketing expenses of $2.4 million.

NGLs revenues for the nine months ended September 30, 2026, increased $3.7 million, or 111%, compared to the nine months ended September 30, 2025. NGLs production volumes increased 98% to 1,050 Bbls/day, resulting in an approximately $3.5 million increase in NGLs sales. Realized NGLs prices increased 7% to $24.34 per Bbl, resulting in an increase in revenue of approximately $0.2 million. The increase in NGLs revenue was partially offset by an increase in gathering, transportation and marketing expenses of $0.5 million.

Oil revenues for the nine months ended September 30, 2026, increased $8.7 million, or 294%, compared to the nine months ended September 30, 2025. Oil production volumes increased 207% to 523 Bbls/day, resulting in a $7.9 million increase in oil sales. Realized oil prices increased 28% to $81.58 per Bbl, resulting in an increase in revenue of approximately $1.7 million. The increase in oil revenue was partially offset by an increase in gathering, transportation and marketing expenses of $1.2 million.

Commodity derivative gains totaled $8.9 million for the nine months ended September 30, 2026, as compared to gains of $11.2 million for the nine months ended September 30, 2025. The decrease in commodity derivative gains of $2.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was due to changes in commodity prices.

Lease bonus revenue increased $1.5 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. When we lease our acreage to an E&P operator, we generally receive a lease bonus payment at the time a lease is executed. These bonus payments are subject to significant variability from period to period based on the particular tracts of land that become available for re-leasing.

Operating expenses

General and administrative expenses for the nine months ended September 30, 2026, decreased $0.8 million, or 6%, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $4.9 million decrease in legal and professional expenses related to one-time transaction expenses, partially offset by a $2.5 million increase in stock based compensation, a $0.3 million increase in software expense, a $0.2 million increase in subscriptions expense, a $0.4 million increase in insurance expenses, a $0.3 million increase in travel-related expenses, a $0.1 million increase in franchise taxes, a $0.1 million increase in investor relations expense and a $0.1 million increase in rent expense.

Management fees for the nine months ended September 30, 2026, increased $12.5 million, or 197%, compared to the nine months ended September 30, 2025. Management fees paid to WHIC Manager were calculated as a percentage of assets under management and a percentage of all distributions paid to the Company’s shareholders and historically increased as the Company continued to issue equity and make additional acquisitions. In addition, the Company paid a $13.5 million Liquidity Incentive Fee to WHIC Manager in connection with the IPO during the nine months ended September 30, 2026.

Depletion, depreciation and accretion for the nine months ended September 30, 2026, increased $12.5 million, or 69%, compared to the nine months ended September 30, 2025. The increase was due to a 49% increase in year-over-year production volumes and a higher depletion rate, which increased to $1.63 per Mcfe for the nine months ended September 30, 2026 from $1.44 per Mcfe for the nine months ended September 30, 2025.

Other Income and Expenses

Interest expense relates to interest incurred on borrowings under our various credit facilities. The increase for the nine months ended September 30, 2026, of $0.5 million, or 4%, compared to the nine months ended September 30, 2025 was primarily due to a higher average amount outstanding under our Senior Notes.

Loss on extinguishment of debt for the nine months ended September 30, 2026, increased $17.9 million, compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company amended the Senior Notes, with the amendment accounted for as an extinguishment and historical deferred financing costs expensed. In addition, the Company incurred prepayment penalties as part of the repayments made on the Senior Notes as a part of the IPO.

Change in fair value of earnout liability of $1.0 million for the nine months ended September 30, 2026 relates to changes in fair value of the Earnout Amount.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been from capital raised from third-party investors, cash flows from operations and proceeds from the issuance of our Senior Notes. Following the completion of the IPO, we expect our primary sources of liquidity to be cash flows from operations, proceeds drawn on our Revolving Credit Facility and proceeds from any future issuances of debt or equity securities. Future sources of liquidity may also include other credit facilities we may enter into in the future and/or additional issuances of debt or equity securities. Historically, our primary uses of cash have been for the acquisition of mineral and royalty interests, the reduction of outstanding debt balances and the payment of dividends, and we expect our primary uses of cash going forward to be for the acquisition of mineral and royalty interests, the reduction of outstanding debt balances and the payment of dividends. Our ability to generate cash is subject to several factors, some of which are beyond our control, including commodity prices and general economic, financial, legislative, regulatory and other factors. In addition, there can be no assurance that we will pay any dividends to holders of our Class A common stock or preferred stock, or as to the amount of any such dividends. For a discussion of these risks, please refer to the “Risk Factors” section of our Registration Statement on Form S-1/A.

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

As of September 30, 2026 and December 31, 2025, our cash and cash equivalents were $23.7 million and $29.0 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025 (in thousands):

	For the nine months ended September 30,
	2026	2025
Net cash flows provided by (used in):
Operating activities	$17,088	$8,584
Investing activities	(149,409)	(309,619)
Financing activities	126,995	324,481

Operating Activities

Our operating cash flows are impacted by the variability in our revenues and operating expenses, as well as the timing of the related cash receipts and disbursements. Royalty payments may vary significantly from period to period as a result of changes in commodity prices, production mix and volumes of production sold by our E&P operators, as well as the timeliness and accuracy of payments from our E&P operators. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2026 were $17.1 million as compared to $8.6 million for the nine months ended September 30, 2025. The increase was primarily a result of the increase in our production of 49% due to acquisitions and an increase of 23% in our realized prices.

Investing Activities

Cash flows used in investing activities totaled $149.4 million for the nine months ended September 30, 2026, as compared to $309.6 million for the nine months ended September 30, 2025, a decrease of $160.2 million due to the variance in our acquisitions of oil and gas properties, net of purchase price adjustments.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2026 totaled $127.0 million as compared to cash flows provided by financing activities of $324.5 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, cash flows provided by financing activities were primarily related to $392.4 million of proceeds raised from the issuance of common and preferred stock. This was partially offset by dividends of $13.3 million paid to common and preferred stockholders during the nine months ended September 30, 2026, common and preferred stock redemptions of $49.3 million, and $193.7 million of repayments of the Senior Notes.

During the nine months ended September 30, 2025, cash flows provided by financing activities were primarily related to $179.0 million of additional proceeds from our Senior Notes, net of repayments, and $222.8 million of proceeds raised from the issuance of common and preferred stock. This was partially offset by common and preferred stock redemptions of $58.5 million and dividends of $13.1 million paid to common and preferred stockholders during the nine months ended September 30, 2025.

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

Unproved gas and oil properties are assessed periodically, at the least annually, for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed based on when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include, but are not limited to, commodity price outlooks, current and future operator activity, and analysis of recent mineral transactions in the surrounding area.

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

Revenue Recognition

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, oil, and natural gas liquids sales from third-party operators may not be received for 30 to 90 days after the date production is delivered. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded based upon our royalty interest. Where available, historical actual data is used to calculate volume estimates for wells operated by third parties. If historical actual data is not available for these wells, engineering estimates are used to calculate expected volumes. As such, estimated volumes utilized in period end royalty income accruals are subject to revision as additional actual data becomes available and such revisions may have a material impact on our results of operations and our royalty income receivables. Pricing estimates are based upon actual prices realized in an area by adjusting the market price for the average basis differential from market on a basin-by-basin basis. We record the differences between our estimates and the actual amounts received for royalties from third parties in the month that payment is received from the operator. We have existing internal controls for our royalty income estimation process and related accruals, but actual third-party royalty income in future periods could differ materially from estimated amounts. Identified differences between our accrued revenue estimates and actual revenue received historically have not been significant.

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

A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.6 million change in our natural gas revenues for the three months ended September 30, 2026. A $1.00 per Bbl change in NGLs and oil prices would have resulted in a $0.2 million change in our NGLs and oil revenues for the three months ended September 30, 2026. Royalties on natural gas sales, NGL sales and oil contributed 66%, 10% and 18%, respectively, of our total royalty revenues for the three months ended September 30, 2026.

A $0.10 per Mcf change in our realized natural gas price would have resulted in a $1.6 million change in our natural gas revenues for the nine months ended September 30, 2026. A $1.00 per Bbl change in NGLs and oil prices would have resulted in a $0.4 million change in our NGLs and oil revenues for the nine months ended September 30, 2026. Royalties on natural gas sales, NGL sales and oil contributed 71%, 10% and 16%, respectively, of our total royalty revenues for the nine months ended September 30, 2026.

We may enter into derivative instruments from time to time, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil, natural gas and NGL prices and provide increased certainty of cash flows related to certain of our acquisitions. However, these instruments provide only partial price protection against declines in oil, natural gas and NGL prices and may partially limit our potential gains from future increases in prices. Refer to “Note 5—Commodity Derivative Financial Instruments” for further information.

Operator Credit Risk

Our principal exposures to credit risk are through receivables generated by the production activities of our operators. The inability or failure of our significant operators to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit risk associated with our operators is acceptable.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Senior Notes, which bear interest at a floating rate. The weighted average annual interest rate incurred on our borrowings under the Senior Notes during the nine months ended September 30, 2026 was 10.0%. We estimate that an increase of 1.0% in the average interest rate during the nine months ended September 30, 2026 would have resulted in an approximately $1.2 million increase in interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in our internal control over financial reporting described below.

In connection with the preparation of our unaudited consolidated financial statements for the three months ended March 31, 2026, we identified material weaknesses in our internal control over financial reporting that we are currently working to remediate. These material weaknesses relate to: (a) controls over the quarterly close and account reconciliation process related to the reconciliation of related-party balances were not designed at a sufficient level of precision to prevent or detect material misstatements in a timely manner; and (b) controls over business combinations did not contain a control specific to the recording of post-combination adjustments related to the business combination effective date.

We have concluded that these material weaknesses in our internal control over financial reporting were primarily attributable to our business processes, personnel resources, and related internal controls not being sufficiently mature to support the complexity and timeline of financial reporting requirements.

Remediation Plan

We have taken, and intend to continue taking, steps to remediate the material weaknesses described above. Our remediation efforts include designing and implementing effective internal control measures to improve our evaluation of disclosure controls and procedures and internal control over financial reporting. Specifically, we are instituting new and enhanced controls to improve and formalize the level of precision applied to the review of our financial statements, including the development and documentation of detailed review procedures. We are also introducing new documentation controls designed to ensure that sufficient supporting evidence exists to substantiate the amounts and balances included in our financial statements and to confirm that management review procedures were performed. However, these material weaknesses will not be considered remediated until the applicable controls have been in place for a sufficient period of time and have been tested and determined to be operating effectively.

We can give no assurance that additional material weaknesses will not be identified in the future. While we remain an emerging growth company, we are not required to provide an attestation report on internal control over financial reporting from our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but management believes it is remote that pending or threatened legal matters will have a material adverse impact on our financial condition.

Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including the non-payment of royalties. In the opinion of our management, none of these other pending litigation matters, disputes or claims against us, if decided adversely, will have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 21, 2026, we issued and sold 2,873,563 shares of Class A Common Stock in a private placement for aggregate gross proceeds of approximately $75.0 million. The information concerning the private placement set forth in Item 3.02 of our Current Report on Form 8-K filed with the SEC on September 18, 2026, and the related closing information set forth in Item 1.01 of our Current Report on Form 8-K/A filed with the SEC on September 25, 2026, is incorporated herein by reference.

On September 23, 2026, we issued and sold 50,000 shares of Series E Preferred Stock in a private placement for aggregate gross proceeds of $50.0 million. The information concerning the offering set forth under “Item 1.01 Entry into a Material Definitive Agreement—Series E Preferred Stock Offering” and in Item 3.02 of our Current Report on Form 8-K/A filed with the SEC on September 25, 2026, is incorporated herein by reference.

Issuer Purchase of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 1, 2026 - July 31, 2026	-	$-
August 1, 2026 - August 31, 2026	-	$-
September 1, 2026 - September 30, 2026	-	$-
-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
2.1*

Purchase and Sale Agreement, dated August 12, 2026, by and among Three Rivers Royalty II, LLC, Cypress Mineral Partners, LLC, WhiteHawk Income Marcellus LLC and WhiteHawk Income Haynesville LLC. (incorporated by reference to Exhibit 2.1 to WhiteHawk Minerals Corp.’s Quarterly Report on Form 10-Q filed on August 13, 2026).

2.2*

Purchase and Sale Agreement, dated as of November 12, 2026, by and between Three Rivers Royalty II, LLC and WhiteHawk Income Marcellus LLC (incorporated by reference to Exhibit 2.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on November 12, 2026).

3.1

Amended and Restated Certificate of Incorporation of WhiteHawk Minerals Corp. (incorporated by reference to Exhibit 3.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).

3.2	Amended and Restated Bylaws of WhiteHawk Minerals Corp. (incorporated by reference to Exhibit 3.2 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on June 10, 2026).
3.3

Certificate of Designations of Series E Preferred Stock of WhiteHawk Minerals Corp. (incorporated by reference to Exhibit 3.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K/A filed on September 25, 2026).

3.4

Certificate of Designations of Series F Preferred Stock of WhiteHawk Minerals Corp. (incorporated by reference to Exhibit 3.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on October 6, 2026).

10.1	Form of Equity Commitment Letter (incorporated by reference to Exhibit 10.8 to WhiteHawk Minerals Corp.’s Quarterly Report on Form 10-Q filed on August 13, 2026).
10.2

Form of Securities Purchase Agreement, dated September 18, 2026, by and among WhiteHawk Minerals Corp. and the investors party thereto (incorporated by reference to Exhibit 10.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on September 18, 2026).

10.3

Form of Registration Rights Agreement, dated September 18, 2026, by and among WhiteHawk Minerals Corp. and the investors party thereto (incorporated by reference to Exhibit 10.2 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on September 18, 2026).

10.4	Form of Securities Purchase Agreement (for Series E Preferred Stock) (incorporated by reference to Exhibit 10.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K/A filed on September 25, 2026).
10.5

Second Amendment to Amended and Restated Credit Agreement, dated as of September 25, 2026, among WhiteHawk Minerals Corp., as Parent, WhiteHawk Income Operating Partnership L.P., as Borrower, Capital One, National Association, as Administrative Agent and Issuing Bank, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K/A filed on September 25, 2026).

10.6

Third Amendment to Amended and Restated Credit Agreement, dated as of October 27, 2026, among WhiteHawk Minerals Corp., as Parent, WhiteHawk Income Operating Partnership L.P., as Borrower, WhiteHawk Income OP GP LLC, as general partner of the Borrower, the guarantors party thereto, Capital One, National Association, as Administrative Agent and Issuing Bank, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on November 2, 2026).

10.7

Series F Dealer Manager Agreement by and between WhiteHawk Minerals Corp. and Preferred Capital Securities, LLC (incorporated by reference to Exhibit 1.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on October 6, 2026).

10.8

Series F Preferred Shareholder Services Agreement, by and between WhiteHawk Minerals Corp. and Preferred Shareholder Services, LLC. (incorporated by reference to Exhibit 10.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on October 6, 2026).

10.9

Form Series F of Subscription Agreement, by and between WhiteHawk Minerals Corp. and the Investors named therein (incorporated by reference to Exhibit 10.26 to WhiteHawk Minerals Corp.’s Registration Statement on Form S-1 filed on October 1, 2026).

10.10

First Amendment to Amended and Restated Note Purchase Agreement, dated as of November 6, 2026, by and among WhiteHawk Income Operating Partnership L.P., WhiteHawk Minerals Corp., WhiteHawk Income OP GP LLC, the guarantors party thereto, U.S. Bank Trust Company, National Association, as agent and collateral agent, and the holders party thereto (incorporated by reference to Exhibit 10.1 to WhiteHawk Minerals Corp.’s Current Report on Form 8-K filed on November 12, 2026).

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

* Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHawk Minerals Corp.

Date: November 13, 2026	By:	/s/ Daniel Herz
Name: Daniel Herz
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jeffrey Slotterback
Name: Jeffrey Slotterback
Title: Chief Financial Officer (Principal Financial Officer)